Form 10-K
period 2021-12-31
Domtar CORP
filed 2022-03-10
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ *

*The Registrant is a voluntary filer and not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. Although not subject to these filing requirements, the Registrant has filed all reports that would have been required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months had the Registrant been subject to such requirements.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, was $2,740,895,042

As of December 31, 2021, there are no longer publicly traded common shares of Domtar Corporation.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART I

ITEM 1.  BUSINESS

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers. The foundation of our business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. Approximately 60% of our pulp production is consumed internally to manufacture paper, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. To learn more, visit www.domtar.com.

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation (the “Company”) by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company, with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Acquisition of Businesses” for additional information on the Merger.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. The assets and liabilities related to the pulp mill for all periods are presented as held for sale in the Consolidated Balance Sheet. The sale of the pulp mill meets the criteria for discontinued operations and, as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Basis of Presentation

For purposes of Domtar's financial statement presentation, Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of accounting basis of the Company’s assets and liabilities which are measured at fair value as of the date of the Merger. Domtar's Consolidated Financial Statements for periods following the close of the Merger are labeled “Successor” and reflect the Company’s assets and liabilities at their fair value. All periods prior to the closing of the Merger reflect the historical accounting basis of Domtar’s assets and liabilities and are labeled “Predecessor.” The Consolidated Financial Statements and related Notes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable.

Restart of the paper machine and converting operations at our Ashdown, Arkansas mill

On July 15, 2021, we announced our intention to restart a paper machine and the converting operations at our Ashdown, Arkansas mill to add an additional 185,000 tons per year of uncoated freesheet production capacity to our manufacturing network. This was necessary to meet growing customer demand as the economy recovers from the COVID-19 pandemic. The additional paper capacity resulted in a capacity reduction of 185,000 ADMT per year of baled SBSK pulp at the mill. The machine restarted in the fourth quarter of 2021 and is now in full operation.

Sale of Personal Care business

On March 1, 2021, we completed the sale of our Personal Care business to American Industrial Partners (AIP), for a purchase price of $920 million in cash. Based on its magnitude and because we exited the Personal Care business, the sale represented a significant strategic shift that had a material effect on our operations and financial results. Accordingly, all periods presented reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 8, Financial Statements and Supplementary Data, under Note 3, “Discontinued Operations”.

Execution of our asset conversion roadmap

On August 7, 2020, we announced our decision to repurpose assets at our Kingsport, Tennessee facility, following a review of our manufacturing footprint. This conversion is consistent with the roadmap that we made public in 2018. The previously announced multi-mill conversion roadmap is designed to adjust our paper capacity to align with our customer demand. Through this process, we have identified up to four large scale paper mill repurposing projects that can produce 2.5 million tons of containerboard and/or 570,000 ADMT of additional market softwood and fluff pulp. We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the fourth quarter of 2022.

AVAILABILITY OF INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with the Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

OUR BUSINESS OVERVIEW

Following the sale of our Personal Care business in the first quarter of 2021, we now operate as a single reportable segment as described below, which also represents our only operating segment.

Pulp and Paper: Consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulps and high quality airlaid and ultrathin laminated cores.

Information regarding our reportable segment is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 8, Financial Statements and Supplementary Data under Note 22 “Segment Disclosures”. Geographic information is also included under Note 22 of the Financial Statements and Supplementary Data.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 3.4 million metric tons of softwood, fluff and hardwood pulp at 10 mills. Approximately 60% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We have eight integrated pulp and paper mills (six in the United States and two in Canada), with an annual paper production capacity of approximately 2.4 million tons of uncoated freesheet paper. Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations). Approximately 70% of our paper production capacity is in the United States and 30% is in Canada.

We produce market pulp in excess of our internal requirements at our pulp and paper mills in Ashdown, Espanola, Hawesville, Windsor, Marlboro and Nekoosa. We also produce papergrade, fluff and specialty pulps at our two stand-alone pulp mills in Dryden and Plymouth. We can sell approximately 1.4 million metric tons of pulp per year depending on market conditions. Approximately 69% of our pulp production capacity is in the U.S. and 31% is in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper
	# lines	('000 ADMT) (1)	# machines	('000 ST) (2)
Uncoated freesheet
Ashdown, Arkansas (3)	3	775	1	185
Windsor, Quebec	1	447	2	642
Hawesville, Kentucky	1	412	2	596
Marlboro, South Carolina	1	320	1	274
Johnsonburg, Pennsylvania	1	228	2	344
Nekoosa, Wisconsin	1	155	3	168
Rothschild, Wisconsin	1	65	1	131
Espanola, Ontario	1	280	2	69
Total Uncoated freesheet	10	2,682	14	2,409
Pulp
Dryden, Ontario	1	327	—	—
Plymouth, North Carolina	1	390	—	—
Total Pulp	2	717	—	—
Total	12	3,399	14	2,409
Total Trade Pulp (4)		1,436

(1)	ADMT refers to an air dry metric ton and ST refers to short ton.
(2)	Paper capacity is based on an operating schedule of 360 days and the production at the winder.
(3)

On July 15, 2021, we announced our intention to restart the paper machine at our Ashdown, Arkansas mill to add an additional 185,000 tons per year of uncoated freesheet production capacity to our manufacturing network. The paper machine restarted in the fourth quarter of 2021 and is reflected in the table above.

(4)	Estimated third-party shipments dependent upon market conditions.

We plan to enter the containerboard market with the conversion of our Kingsport mill. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing market. The conversion is expected to be completed by the end of 2022.

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

Canadian pulp and paper mills

The fiber used at our Windsor pulp and paper mill is hardwood originating from a variety of sources, including purchases on the open market in Canada and the U.S., contracts with Quebec wood producers’ marketing boards, public land where we have wood supply allocations and from Domtar’s private lands. The softwood and hardwood fiber for our Espanola pulp and paper mill and the softwood fiber for our Dryden pulp mill are obtained from third parties, directly or indirectly from public lands and through designated wood supply allocations. Access to harvesting fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

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

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 70% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes from smaller amounts of other fossil fuels and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce approximately 68% of the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

Our Transportation

Transportation of wood fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck, with logistics operations and procurement being managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with major railroads, ocean carriers, and approximately 300 trucking and third-party transportation companies in the U.S. and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges, which vary depending on the mode of transportation used and the cost of diesel fuel.

Our Product Offering

Paper

Our uncoated freesheet papers are categorized into both communication papers and specialty and packaging papers. Communication papers are further categorized into business papers and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 48% of our shipments of paper products in 2021.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include converting papers, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 34% of our shipments of paper products in 2021.

Our specialty and packaging papers include papers used for thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other papers used for coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 18% of our shipments of paper products in 2021. These grades of papers require a certain amount of innovation and agility in the manufacturing system.

We sell business papers primarily to paper stationers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to some end-users. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, rewinding, folding or waxing to our papers before selling them to a variety of specialized end-users.

Pulp

Our pulp products are comprised of softwood, fluff and hardwood kraft as well as high quality airlaid and ultrathin laminated cores. Our pulp grades are sold to customers in approximately 50 countries worldwide and are used in a variety of end-products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, customers who make printing and writing grades, building products and electrical insulating papers. Our laminated cores are used in the manufacturing of baby diapers, adult incontinence and feminine hygiene products.

We sell market pulp to customers in North America mainly through a North American sales force, while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Our Customers

Our ten largest customers represented approximately 46% of our sales in 2021. In 2021, Staples represented approximately 12% of our sales. The majority of our customers purchase products through individual purchase orders. In 2021, approximately 76% of our sales were in the United States, 10% were in Canada, and 14% were in other countries.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high-quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the U.S. or in Canada where we sell approximately 86% of our products. The five largest manufacturers of uncoated freesheet papers in North America (including Domtar) represent approximately 80% of total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The pulp we sell is fluff, softwood or hardwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of product quality and competitively priced pulp products. The fluff pulp we sell is used in absorbent products, incontinence products, diapers and feminine hygiene products. The softwood and hardwood pulp we sell is slow growth northern bleached softwood and hardwood kraft, and we produce specialty engineered pulp grades with a predetermined mix of wood species. Our softwood and hardwood pulps are sold to customers that make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. Airlaid and ultrathin laminated cores are highly customized and specialized for customer needs and have a relatively long and technical development, qualification and sales process. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our pulp production capacity is located in the U.S. or in Canada, and we sell approximately 54% of our pulp to other countries.

OUR HUMAN CAPITAL

We have approximately 6,100 employees, 64% are employed in the United States and 36% in Canada. 58% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis.

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

Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse senior leadership. We are committed to increasing representation of women and underrepresented minorities at Domtar overall, but particularly in leadership roles. The Domtar Diversity and Inclusion Council provides guidance to leadership to help make Domtar more inclusive and diverse.

To ensure leadership maintains a commitment to diversity and inclusion, each leader is responsible for focusing on how they can develop and support diversity within the workplace and within their scope of responsibilities.

Compensation and Pay Equity

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value. We believe people should be paid for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark, and set pay ranges based on market data and consider factors such as an employee’s role, experience and performance. We also regularly review our compensation practices, both in terms of our overall workforce and individual employees, to ensure our pay is fair and equitable.

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

Health and Safety

The physical health, life balance and mental health of our employees is part of our core value of caring and thus is of vital importance to Domtar. That is why we work relentlessly to physically eliminate the potential for life-altering hazards and minimize risk of injury as part of a proactive, preventive safety culture while investing in well-being programs to help our employees establish and maintain healthy lifestyles.

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

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees and communities by viewing our business decisions within the larger context of sustainability. We take a long-term view on managing natural resources for the future. We strive to minimize waste and encourage recycling. We aim to have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better Company. We focus on agility to respond to new opportunities, and we are committed to turning innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. We believe that our business and the people and communities who depend on us are better served as we weave this focus on sustainability into the things we do.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data, under Note 20 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section of Critical accounting estimates and policies, under the caption “Environmental Matters and Asset Retirement Obligations.”

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

OUR EXECUTIVE OFFICERS

Name	Age	Position and Business Experience
John D. Williams	67

President and Chief Executive Officer of the Company since January 2009. He is also a member of the Management Committee and the Domtar Advisory Committee.

Mr. Williams has more than 40 years of experience in both consumer products and packaging. He began his career in consumer product sales in 1976, gaining insight into key market dynamics in the U.K. and the U.S. Since joining Domtar, he has led the company’s transformation from a strictly paper manufacturing enterprise to an emerging packaging player in the containerboard market.

Mr. Williams is a member of the Board of Directors of Owens Corning and the Executive Chairman of the Board of Directors of Form Technologies, Inc., a privately held leading global group of precision component manufacturers based in Charlotte, North Carolina.

Daniel Buron	58

Executive Vice President and Chief Financial Officer of the Company since March 2007. He is also a member of the Management Committee. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice President and Controller. He has over 30 years of experience in finance. Mr. Buron is a Director of the McGill University Health Centre Foundation and also serves on the Board of Directors of Nouveau Monde Graphite Inc.

James Edwards	57

Senior Vice President, Pulp and Paper Operations and member of the Management Committee. Mr. Edwards has been with Domtar since 1996 and has held several mill and corporate positions including Vice President of Pulp and Paper manufacturing services team, general manager of our pulp and paper mill in Marlboro (Bennettsville), South Carolina, operations manager, linerboard and fluff pulp manager, and recycled linerboard superintendent. He is on the National Council for Air and Stream Improvement Board of Governors and on Western Michigan University’s Board of Trustees for their Paper Technology Foundation.

Robert Melton	50

Senior Vice President, Pulp and Paper Commercial and member of the Management Committee. Mr. Melton has been with Domtar since 1993. He has held multiple roles in the communication and specialty papers at Domtar. He serves as Chair of the Printing & Writing Committee of the American Forest and Paper Association, is on the Board of Directors of the Envelope Manufacturers Association Foundation and is also on the Board of Directors of the Paper & Packaging Board.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate,” “believe,” “expect,” “intend,” “aim,” “target,” “plan,” “continue,” “estimate,” “project,” “may,” “will,” “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•	continued decline in usage of fine paper products in our core market;
•	our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, including facility closures;
•	failure to achieve our cost containment goals, conversion costs in excess of our expectations and demand for linerboard;
•	product selling prices;
•	raw material prices, including wood fiber, chemical and energy;
•	conditions in the global capital and credit markets, and the general economy, particularly in the U.S., and Canada;
•	performance of our manufacturing operations, including unexpected maintenance requirements;
•	the level of competition from domestic and foreign producers;
•	cyberattacks or other security breaches;
•	the effect of, or change in, forestry, land use, environmental and other governmental regulations and accounting regulations;
•	the effect of weather and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
•	transportation costs;
•	the loss of current customers or the inability to obtain new customers;
•	legal proceedings;
•	changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets or other reasons;
•	changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;
•	performance of pension fund investments and related derivatives, if any;
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

The overall levels of demand for the pulp and paper products that the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, competition from electronic substitution, as well as the occurrence of a contagious disease or illness, including COVID-19. See “Conditions in the global political and economic environment, including the global capital and credit markets, can adversely affect the Company’s business, results of operations and financial position”, “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials” and “A global pandemic (or any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns such as the recent COVID-19 pandemic) could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position”.

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

As a result, prices for all of the Company’s pulp and paper products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. If the prices or demand for its pulp and paper products decline, this could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 12% of the Company’s sales in 2021. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 12% of the Company’s sales in 2021. A significant reduction in sales to any of the Company’s key customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s Pulp and Paper business, comprising approximately 23% of the cost of sales in 2021. Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sulfuric acid, peroxide, and methanol. The costs of these other raw materials have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control.

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

The Company relies on third parties for transportation of the products it manufactures and/or distributes, as well as delivery of its raw materials. In particular, a significant portion of the goods it manufactures and raw materials it uses are transported by railroad, trucks or barges. If any of its third-party transportation providers were to fail to deliver the goods that the Company manufactures or distributes in a timely manner, the Company may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to the Company in a timely manner, it may be unable to manufacture its products in response to customer demand. In addition, if any of these third parties were to cease operations or cease doing business with the Company, it may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could harm the Company’s reputation, negatively impact its customer relationships and may have a material adverse effect on its financial condition and results of operations.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes.

Approximately 58% of the Company’s employees are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

A material disruption in the Company supply chain, manufacturing or distribution operations could prevent it from meeting customer demand, reduce its sales and/or negatively impact its results of operations.

The Company’s ability to manufacture, distribute and sell products is critical to its operations. These activities are subject to inherent risks such as:

•	unscheduled maintenance outages;
•	prolonged power failures;
•	equipment failure;
•	chemical spill or release;
•	malfunction of a boiler;
•	the effect of a drought or reduced rainfall on its water supply;
•	labor disputes;
•	government regulations;
•	disruptions in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•	adverse weather, fires, floods, earthquakes, hurricanes or other catastrophes;
•	cyberattack or other security breaches;
•	failure of our IT systems, including any failure of our current systems and/or as a result of transitioning to additional or replacement IT system;
•	public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses;
•	terrorism or threats of terrorism, acts of war; or
•	other operational problems, including those resulting from the risks described in this section.

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

The Company is continuously seeking the most cost-effective means and structure to serve our customers and to respond to changes in our markets. Accordingly, from time to time, the Company has, and is likely to again close facilities, sell non-core assets and otherwise restructure operations in an effort to improve cost competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of our operating costs, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt our ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve their goals, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

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

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $40 million of operating expenses and $5 million of capital expenditures in connection with environmental compliance and remediation in 2021. As of December 31, 2021, the Company had a provision of $41 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations (such as changes in climate change regulation), or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 20 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of other laws and regulations in the U.S. and Canada as well as other jurisdictions in which the Company operates, including antitrust and competition laws, occupational health and safety laws, and employment laws. Many of these laws and regulations are complex and subject to evolving and differing interpretation. If the Company is determined to have violated any such laws or regulations, whether inadvertently or willfully, it may be subject to civil and criminal penalties, including substantial fines, loss of authorizations to participate in or exclusion from government programs, claims for damages by third parties or fines or monetary penalties which may have a material adverse effect on the Company’s financial position, results of operations or cash flows. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 20 “Commitments and Contingencies.”

Financial Risks

The Company may incur substantially more debt. This could increase risks associated with its leverage.

The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Note 17 “Long-term debt”, of this Annual Report on Form 10-K for more details.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2021, the Company’s total capital expenditures were $309 million.

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

The Company’s ability to generate the significant amount of cash needed to pay interest and principal on the Company’s secured and unsecured long-term indebtedness and service its other debt and financial obligations and its ability to refinance all or a portion of its indebtedness or obtain additional financing depends on many factors beyond the Company’s control.

In 2021, the Company paid approximately $53 million in interest payments. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its ABL Revolving Credit Facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and borrowings, if any, under its ABL Revolving Credit Facility or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seek additional equity capital. Any of these remedies may not be executed on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the secured and unsecured long-term notes, the First Lien Term Loan Facility and the ABL Revolving Credit Facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2021, the Company’s defined benefit plans had a surplus of $248 million on certain plans and a deficit of $59 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2021, the Company’s defined benefit pension plans held assets with a fair value of $1,622 million.

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

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2021, has a reserve for liabilities relating to uncertain tax positions of $22 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2021, we had eight integrated pulp and paper mills (six in the United States and two in Canada) and two stand-alone pulp mills (one in the U.S. and one in Canada). A description of our mills is included in Item I, Business.

Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations) as well as sales offices, regional replenishment centers and warehouse facilities located in the U.S and Canada and a representative office located in Hong Kong, China.

Production facilities

We own substantially all of our production facilities. We lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Approximately 70% of our paper production capacity is in the United States and 30% is located in Canada and approximately 69% of our pulp production capacity is in the U.S. and 31% is in Canada.

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

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under, Note 20 “Commitments and Contingencies”.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2021, there are no longer publicly traded common shares of Domtar Corporation.

ITEM 6.  RESERVED

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

OVERVIEW

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

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Acquisition of Businesses” for additional information on the Merger.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. The assets and liabilities related to the pulp mill for all periods are presented as held for sale in the Consolidated Balance Sheet. The sale of the pulp mill meets the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Certain reclassifications have been made to the prior years presentation to conform to the current year presentation.

Kingsport, Tennessee mill

We plan to enter the linerboard market with the conversion of our Kingsport mill. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022.

We estimate the capitalized conversion cost to be approximately $350 million. Once fully operational, the mill is expected to be a low-cost, first quartile recycled linerboard mill in North America. The converted mill is expected to directly employ approximately 160 employees.

ONGOING IMPACT OF THE COVID-19 PANDEMIC

As reflected in the discussion below, ongoing impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our 2021 results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is difficult to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect these factors and their effects on our operations to continue into 2022.

2020 COST REDUCTION PROGRAM

In 2020, we had implemented a cost savings program, which we had completed at the end of the second quarter of 2021. As part of this program, we announced the permanent closure of the uncoated freesheet manufacturing at our Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine and converting operations at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, we announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. The Kingsport paper machine has been idled since April 2020. The Ridgefields converting center ceased operations at the end of the third quarter of 2020, while the Port Huron mill shut down at the end of February 2021 and the Dallas converting center ceased operations at the beginning of July 2021.

Restart of the paper machine and converting operations at Ashdown, Arkansas mill

On July 15, 2021, we announced our intention to restart the paper machine and converting operations at the Ashdown, Arkansas mill, which has been idled since April 2020, to add an additional 185,000 tons per year of uncoated freesheet production capacity to our manufacturing network. The increase was necessary to meet growing customer demand as the economy recovers from the COVID-19 pandemic. The additional paper capacity will result in a capacity reduction of 185,000 ADMT per year of baled SBSK pulp at the mill. The machine restarted in the fourth quarter of 2021 and is now in full operation.

COMBINED RESULTS

For purposes of the Company’s financial statement presentation, Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of the Company’s assets and liabilities which are measured at fair value as of the date of the Merger. To reflect the application of different bases of accounting as a result of the Merger, the tables below separate our results via a black line into two distinct periods as follows: (1) up to and including the Merger closing date (“Predecessor”) and (2) the period after that date (“Successor”). The period starting December 1, 2021 is the “Successor” periods while the periods ending before December 1, 2021 are the “Predecessor” periods. The Predecessor period results have been restated to present the operations of the Kamloops pulp mill as discontinued operations.

We have prepared our discussion of the results of operations by comparing the results of the combined Successor period from December 1 through December 31, 2021 and the Predecessor period from January 1, 2021 through November 30, 2021 (“S/P Combined”) and the Predecessor years ended December 31, 2020 and December 31, 2019. We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented.

The Predecessor period includes the historical financial information of Pearl Merger Sub prior to the business combination, which is limited to immaterial amounts of interest and merger-related transactions costs. The businesses, and thus financial results, of the Successor and Predecessor entities are virtually the same, excluding the impact on certain financial statement line items that were impacted by the Merger.

The combined results of operations included in our discussion below are not considered to be prepared in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with accounting principles generally accepted in the United States of America.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2021, 2020 and 2019. The twelve-month periods are also referred to as 2021, 2020 and 2019. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Successor	Predecessor	(non-GAAP) S/P Combined	Predecessor
	Period from December 1, 2021 through December 31, 2021	Period from January 1, 2021 through November 30, 2021	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019

Sales	$300	$3,368	$3,668	$3,415	$4,119
Operating Expenses
Cost of sales, excluding depreciation and amortization	251	2,771	3,022	2,914	3,402
Depreciation and amortization	23	182	205	208	216
Selling, general and administrative	23	246	269	252	289
Impairment of long-lived assets	—	9	9	136	32
Closure and restructuring costs	(1)	17	16	99	22
Asset conversion costs	3	27	30	—	—
Transaction costs	—	132	132	—	—
Other operating (income) loss, net	—	(5)	(5)	(7)	4
	$299	$3,379	$3,678	$3,602	$3,965
Operating income (loss) from continuing operations	$1	$(11)	$(10)	$(187)	$154
Interest expense, net	10	54	64	58	52
Non-service components of net periodic benefit cost	(2)	(22)	(24)	(17)	23
(Loss) earnings before income taxes and equity loss	$(7)	$(43)	$(50)	$(228)	$79
Income tax (benefit) expense	(2)	6	4	(80)	11
Equity method investment loss, net of taxes	—	—	—	3	2
(Loss) earnings from continuing operations	$(5)	$(49)	$(54)	$(151)	$66
Earnings from discontinued operations, net of taxes	1	26	27	24	18
Net (loss) earnings	$(4)	$(23)	$(27)	$(127)	$84

Operating income (loss) from continuing operations
Pulp and Paper	4	157	161	(153)	201
Corporate	(3)	(168)	(171)	(34)	(47)
Operating income (loss) from continuing operations	$1	$(11)	$(10)	$(187)	$154

2021 S/P COMBINED HIGHLIGHTS

•	We reported an operating loss from continuing operations of $10 million, compared to operating loss from continuing operations of $187 million in 2020
•	We reported a loss from continuing operations of $54 million compared to loss from continuing operations of $151 million in 2020
•	Earnings from discontinued operations, net of taxes amounted to $27 million in 2021, including a loss on disposition of discontinued operations, net of tax, of $33 million
•	Sales increased by 7% from 2020. Net average selling prices for pulp and paper were up from 2020. Our manufactured paper volume was down while our pulp volume was up when compared to 2020
•

Recognition of closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets, of $16 million and $9 million, respectively, mostly related to our cost reduction program that we announced in 2020

•	Recognition of $132 million of transaction costs under Transaction costs, related to our Merger

	(non-GAAP) S/P Combined	Predecessor
	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019	Variance 2021 vs. 2020		Variance 2020 vs. 2019
FINANCIAL HIGHLIGHTS				$	%	$	%
(In millions of dollars, unless otherwise noted)
Sales	$3,668	$3,415	$4,119	$253	7%	$(704)	-17%
Operating income (loss) from continuing operations (a)
Pulp and Paper	161	(153)	201	314	205%	(354)	-176%
Corporate	(171)	(34)	(47)	(137)	-403%	13	28%
Operating (loss) income from continuing operations	(10)	(187)	154	177	95%	(341)	-221%
(Loss) Earnings from continuing operations	(54)	(151)	66	97	64%	(217)	-329%
Earnings from discontinued operations, net of taxes	27	24	18	3	-13%	6	33%
Net (loss) earnings	(27)	(127)	84	100	79%	(211)	-251%

	Successor	Predecessor
	At December 31,	At December 31,
	2021	2020
Total assets	$4,854	$4,856
Total long-term debt, including current portion	$1,902	$1,092

(a)

In 2021, in our Pulp and Paper operations, we recognized $30 million of conversion costs under Asset conversion costs related to our Kingsport mill conversion and closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our cost reduction program of $14 million and $9 million, respectively. In addition, under Corporate, we recognized $132 million of transaction costs and $2 million of closure and restructuring charges. In 2020, we recognized closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our announced cost reduction program of $96 million and $136 million, respectively as well as closure and restructuring charges of $3 million under Corporate. In 2019, we recognized closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets of $22 million and $32 million, respectively associated with our decision to permanently close two paper machines. See Item 8, Financial Statements and Supplementary Data, under Note 14 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” for more information.

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our S/P Combined twelve months ended December 31, 2021, with the Predecessor twelve months ended December 31, 2020 and 2019 sales, operating (loss) income and other information relevant to the understanding of our results from continuing operations.

ANALYSIS OF SALES
	(non-GAAP) S/P Combined	Predecessor
	Twelve months ended December 31, 2021	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019	Variance 2021 vs. 2020		Variance 2020 vs. 2019
				$	%	$	%
Sales	$3,668	$3,415	$4,119	253	7%	(704)	-17%
Shipments
Paper - manufactured (in thousands of ST)	2,144	2,230	2,745	(86)	-4%	(515)	-19%
Communication Papers	1,769	1,825	2,299	(56)	-3%	(474)	-21%
Specialty and Packaging papers	375	405	446	(30)	-7%	(41)	-9%
Paper - sourced from third parties (in thousands of ST)	74	69	93	5	7%	(24)	-26%
Paper - total (in thousands of ST)	2,218	2,299	2,838	(81)	-4%	(539)	-19%
Pulp (in thousands of ADMT)	1,433	1,399	1,305	34	2%	94	7%

Sales in 2021 increased by $253 million, or 7% when compared to sales in 2020. This increase in sales is mostly due to an increase in net average selling prices for pulp and paper and an increase in our pulp sales volumes. This increase was partially offset by a decrease in paper sales volumes.

Sales in 2020 decreased by $704 million, or 17% when compared to sales in 2019. This decrease in sales is mostly due to a decrease in our paper sales volumes and a decrease in net average selling price for pulp and paper. This decrease was partially offset by an increase in our pulp sales volumes.

ANALYSIS of CHANGE IN OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

2021 vs. 2020

Operating income from continuing operations in our Pulp and Paper business amounted to $161 million in 2021, an increase in income of $314 million, when compared to operating loss from continuing operations of $153 million in 2020. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($315 million)
•

Lower depreciation/impairment charges ($133 million). We recorded $9 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in 2021 compared to $136 million of accelerated depreciation under Impairment of long-lived assets, also related to our cost reduction program in 2020. Depreciation charges were lower by $6 million when compared to 2020

•

Lower restructuring charges ($43 million) in 2021 as a result of closure and restructuring cost ($14 million) related to our cost reduction program, compared to closure and restructuring costs ($96 million) related to our cost reduction program in 2020, partially offset by asset conversion costs ($30 million) related to our Kingsport mill conversion

•	The negative impact of a stronger Canadian dollar on our Canadian denominated expenses, was more than offset by a favorable on our hedging program ($4 million)

These increases were partially offset by:

•

Higher operating expenses ($102 million) mostly due to higher freight cost, higher salary and wages due to lower amounts recognized from the CEWS when compared to 2020 and lower production, partially offset by lower maintenance expense

•	Higher input costs ($66 million) mostly related to higher cost of chemical and energy due in part to severe weather condition in early 2021 and unfavorable market conditions compared to 2020
•	Lower volume/ mix ($15 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
•	Lower other income ($7 million)

OTHER FACTORS

Corporate

We incurred $171 million of corporate charges in 2021, an increase of $137 million compared to corporate charges of $34 million in 2020. This increase was mostly due to transaction costs related to our Merger and higher SG&A expenses, partially offset by a decrease in restructuring expenses related to our cost reduction program.

Interest Expense, net

We incurred $64 million of net interest expense in 2021, an increase of $6 million compared to net interest expense of $58 million in 2020. We paid $11 million in make-whole premium fees related to the early retirement of the 4.4% Notes originally due March 2022, in the second quarter of 2021. This increase was also due to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021 as well as the new ABL Revolving Credit Facility entered into on November 30, 2021 and First Lien Term Loan facility entered on November 30, 2021. This increase was partially offset by lower interest on the 4.4% Notes due to the early retirement in April 2021. In 2021, we had capitalized interest of $9 million, compared to $3 million in 2020, mostly related to our mill conversion. See Item 8, Financial Statements and Supplementary Data, under Note 17 “Long-term Debt” for more information on our new debt structure following our Merger on November 30, 2021.

Income Taxes

We recorded an income tax expense of $4 million in 2021 compared to an income tax benefit of $80 million in 2020, which yielded an effective tax rate of -8% and 35% for 2021 and 2020, respectively.

On November 30, 2021, we were acquired by Paper Excellence and incurred significant costs to complete the transaction as well as significant executive compensation as a result of the change in control. Certain of these transaction costs and executive compensation expenses are not deductible for tax purposes and substantially impact the effective tax rate. We also recorded $3 million of tax expense related to Global Intangible Low-Tax Income (GILTI) and $10 million of tax credits, mainly research and experimentation credits. Both of which significantly impact the effective tax rate. GILTI is an additional U.S. tax on certain income earned by foreign subsidiaries.

On January 7, 2021, we reached an agreement with AIP to sell the Personal Care business. As such, for the December 31, 2020 reporting period, we were no longer indefinitely reinvested in that business and classified its investment in that business as held for sale. Accordingly, a deferred tax asset of $51 million was recorded for the difference between the net book value of the business and the tax basis of that business. We accounted for the tax impacts related to the sale of the Personal Care business as a stock investment and therefore recognized the tax benefit for recording the book/tax basis difference and the net book value adjustment as part of continuing operations. Both of these items impacted the effective tax rate in 2020.

We assessed the value of the deferred tax asset related to the basis difference described above, which is shown as a capital loss for tax purposes and determined that we will not realize the full benefit from the asset. As such, we recorded a valuation allowance of $44 million associated with this deferred tax asset. During 2020, we also analyzed our existing Arkansas research and development credits and recorded an additional valuation allowance of $3 million since it is expected some of the credits will expire un-utilized. These amounts unfavorably impacted the effective tax rate in 2020.

During 2020, we generated a U.S. tax net operating loss which, in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act was carried back to 2015. In 2015, the U.S. federal tax rate was 35%, versus the current rate of 21%. Therefore, we recorded an additional tax benefit of $5 million related to the tax rate benefit of the loss which favorably impacted the effective tax rate in 2020.

We recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020. Since we had a tax loss in 2020, the tax credits were carried forward and were utilized in 2021.

Economic conditions and uncertainties

The markets in which our pulp and paper business operates are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. In addition, current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the product quality and competitively priced pulp products.

In 2022, our paper sales volume is expected to benefit from the restart of a paper machine at our Ashdown facility, while our pulp volume should remain flat as the benefit from improved production at some facilities should offset the decrease resulting from the paper machine restart at Ashdown. In paper, we also expect to benefit from recently announced price increases. Overall raw material and logistics costs are expected to increase mostly due to inflation.

2020 vs. 2019

Operating loss from continuing operations in our Pulp and Paper business amounted to $153 million in 2020, a decrease of $354 million, when compared to operating income from continuing operations of $201 million in 2019. Our results were negatively impacted by:

•	Lower net average selling prices for pulp and paper ($178 million)
•	Lower volume and mix ($129 million) mostly related to lower volume of paper, partially offset by higher volume of pulp
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

•	Higher restructuring charges ($74 million) as a result of the cost reduction program ($96 million) in 2020 compared to the decision to permanently close two paper machines in 2019 ($22 million)

These decreases were partially offset by:

•	Lower input costs ($80 million) mostly related to lower cost of fiber, due in part by better weather and favorable market conditions compared to 2019
•

Lower operating expenses ($25 million) mostly due to lower maintenance and other costs due to our cash conservation initiative (including our cost reduction program) in light of the COVID-19 pandemic and amounts recognized from the CEWS when compared to 2019, partially offset by lower production

•	Higher other income ($10 million)
•	Positive impact of a weaker Canadian dollar on our Canadian denominated expenses, net of our hedging program ($9 million)

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

Income Taxes

We recorded an income tax benefit of $80 million in 2020 compared to an income tax expense of $11 million in 2019, which yielded an effective tax rate of 35% and 14% for 2020 and 2019, respectively.

On January 7, 2021, we reached an agreement with American Industrial Partners (AIP) to sell the Personal Care Division. As such, for the December 31, 2020 reporting period, we are no longer indefinitely reinvested in that business and have classified our investment in that business as held for sale. Accordingly, we have recorded a Deferred Tax Asset of $51 million for the difference between the net book value of the business and the tax outside basis. We accounted for the tax impacts related to the sale of the Personal Care Division as a stock investment and therefore recognized the tax benefit for recording the book/tax basis difference and the net book value adjustment as part of continuing operations. Both of these items impacted the effective tax rate in 2020.

We assessed the value of the deferred tax asset related to the book/tax basis difference, which we expected to be a capital loss for tax upon the completion of the sale and determined that we were not likely to realize a full benefit from the asset. As such, we recorded a valuation allowance of $44 million associated with this tax asset. During the year, we also analyzed our existing Arkansas research and development credits and determined an additional valuation allowance of $3 million should be recorded since it is expected some of the credits will expire un-utilized. These amounts unfavorably impacted the effective tax rate in 2020.

During 2020, we generated a U.S. tax net operating loss which, in accordance with the Coronavirus Aid, Relief, and Economic Security (CARES) Act will be carried back to 2015. In 2015, the U.S. federal tax rate was 35%, versus the current rate of 21%.  Therefore, we recorded an additional tax benefit of $5 million related to the tax rate benefit of the loss which favorably impacted the effective tax rate in 2020. We also recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020.  Since we had a tax loss in 2020, the tax credits will be carried forward and are expected to be utilized in future years.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, we have taxed our undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing our evaluation of the U.S. Tax Reform’s impact on its business operations, we had determined that we are no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2020, we have recorded a deferred tax liability of $11 million ($12 million as of December 31, 2019) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $1 million tax benefit impacted the effective tax rate for 2020 ($2 million tax expense for 2019).

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

DISCONTINUED OPERATION

For the year ended December 31, 2021, we reported earnings on discontinued operations, net of taxes, of $27 million (2020 - earnings from discontinued operations, net of taxes of $24 million; 2019 - earnings from discontinued operations, net of taxes, of $18 million).

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. The assets and liabilities related to the pulp mill for all periods are presented as held for sale in the Consolidated Balance Sheet. The sale of the pulp mill meets the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Sale of our Personal Care business

On March 1, 2021, we completed the sale of our Personal Care business to American Industrial Partners (“AIP”), for a purchase price of $920 million in cash. Based on its magnitude and because we exited the Personal Care business, the sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, all periods presented reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 8, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

STOCK-BASED COMPENSATION EXPENSE

As a result of the acquisition by Paper Excellence, on the Merger date, we recognized an accelerated vesting on all the outstanding stock-based awards under the Omnibus Plan. These awards were then cancelled and converted into the right to receive cash payment, which was made in December 2021. In turn, the Omnibus Plan was terminated and is expected to be replaced in 2022 by another long-term incentive program. Refer to Item 8, Note 5 “Stock-Based Compensation” for more information.

For the year ended December 31, 2021, stock-based compensation expense recognized in the predecessor results from continuing and discontinued operations was $46 million (2020 – $7 million) of which $34 million, related to the accelerated vesting of stock-based awards, was recorded under Transaction costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $400 million ABL

Revolving Credit Facility, of which $209 million was undrawn and available as at December 31, 2021. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

Our ability to make payments on the requirements mentioned above will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our debt agreements impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities.

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

Cash flows from operating activities, including discontinued operations, for the combined twelve-month period ended December 31, 2021 amounted to $104 million, a $307 million decrease compared to cash flow from operating activities, including discontinued operations, of $411 million in 2020. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements, partially offset by an increase in profitability. We made income tax payments, net of refunds, of $39 million during 2021 compared to income tax refunds, net of payment of $22 million in 2020. We paid $19 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in 2021 compared to 2020 when we paid $4 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the combine twelve month period ended December 31, 2021 amounted to $2,204 million, a $2,002 million increase compared to cash flow used for investing activities, including discontinued operations, of $202 million in 2020.

The use of cash in the combined twelve-month period ended December 31, 2021 was mostly related to the acquisition of business of $2,796 million attributable to the Merger with the Company being the surviving company as well as additions to property, plant and equipment of $309 million. This was partially offset by the proceeds from the sale of our Personal Care business ($897 million) and proceeds from sale of property of $4 million.

The use of cash in 2020 was attributable to additions to property, plant and equipment of $175 million and the acquisition of the Appvion Point of Sale Business in the second quarter of 2020 ($30 million).

Our annual capital expenditures for 2022 should increase due mostly to our Kingsport mill conversion and are currently expected to be between $320 million and $340 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, in the combined twelve-month period ended December 31, 2021 amounted to $2,077 million, compared to cash flow provided from financing activities, including discontinued operations, of $35 million in 2020.

The primary source of cash flows provided from financing activities in 2021 was attributable to the proceeds from the issuance of the Senior Secured 6.75% Notes ($775 million), the First Lien Term Loan facility ($520 million), and borrowings under our ABL Revolving Credit Facility ($115 million) in 2021. This was partially offset by the early repayment of the Term Loan and 4.4% Notes, including make-whole premium ($606 million) as well as for the repurchase of our common stock ($238 million).

The primary source of cash flows provided from financing activities in 2020 was from proceeds of the term loan ($300 million). This was partially offset by the decrease in borrowings under our credit facilities (revolver and receivables securitization) ($135 million), the repurchase of our common stock ($59 million), dividend payments ($51 million) and a decrease in bank indebtedness ($10 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $1,616 million as of December 31, 2021 compared to $783 million as of December 31, 2020.

ABL Revolving Credit Facility

On November 30, 2021, we entered into our ABL Revolving Credit Facility that matures on November 30, 2026. Our ABL Revolving Credit Facility is available to Domtar Corporation and certain other domestic and Canadian subsidiaries and provides for revolving loans and letters of credit in an aggregate amount of up to $400 million, subject to borrowing base capacity.

Borrowings under our ABL Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at our option, a base rate plus an applicable margin.

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. and Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, excluding principal properties (second in priority to the liens securing our First Lien Term Loan Facility (“Term Loan Facility”) discussed below), in each case, subject to permitted liens.

Borrowings under the ABL Revolving Credit Facility bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s utilization of the credit. In addition, the Company pays facility fees quarterly at rates linked to the Company’s utilization of the credit. The Company does not anticipate a significant impact to its financial position from the planned phase out of LIBOR.

Our ABL Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on our ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change our line of business.

Our ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period, when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply at December 31, 2021.

At December 31, 2021, we had $115 million borrowings and $76 million of letters of credit outstanding under this facility.

Existing Domtar Notes Change of Control Offers

Following the change of control of Domtar, Domtar was obligated, pursuant to the indenture governing the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”), to make the Existing Domtar Notes Change of Control Offers, pursuant to which Domtar offered to repurchase all of the Existing Domtar Notes from holders at a purchase price of 101%. Up to $250 million under the First Lien Term Loan was available on a delayed draw basis (“Delayed Draw Term Loan”) and up to $250 million aggregate principal amount of the 6.75% Senior Secured Notes was earmarked for the repurchase of the Existing Domtar Notes pursuant to the Existing Domtar Notes Change of Control Offers. Up to $250 million aggregate principal amount of the Senior Secured Notes was subject to special mandatory redemption to the extent proceeds were not used to fund the redemptions of the Existing Domtar Notes pursuant to the Existing Domtar Notes Change of Control Offers.

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding post January 7, 2022, the payment date.

First Lien Term Loan Facility

On November 30, 2021, we entered into a Term Loan Facility maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available as a Delayed Draw Term Loan.

Borrowings under our Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount in 2022 and 5% per annum thereafter.

The interest rate margin applicable to borrowings under our Term Loan Facility will be, at our option, either (1) the base rate plus an applicable margin or (2) LIBOR plus an applicable margin. Our Term Loan Facility will be subject to a LIBOR floor of 0.75%.

We will be required to prepay our Term Loan Facility and Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights. We will be required to prepay our Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow in each case, subject to certain exceptions.

Our obligations under our Term Loan Facility are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Term Loan Facility has a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 75% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Our Term Loan Facility contains customary negative covenants consistent with those applicable to the Notes, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled, leaving total drawings under the Term Loan Facility of $652 million.

Senior Secured Notes

Pearl Merger Sub Inc., was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”), was a newly formed, wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership. This note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes.

The Notes mature on October 1, 2028 and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price.

Our obligations under the Senior Secured Notes are guaranteed by our immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Senior Secured Notes are secured by a lien on substantially all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries’ fixed assets, representing 75% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Our Senior Secured Notes contain customary negative covenants consistent with those applicable to the Notes, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding.

Term Loan

On May 5, 2020, we entered into a $300 million Term Loan Agreement with a maturity date of May 5, 2025. We used borrowings under the Term Loan Agreement to repay other debt, and to pay related fees and expenses. On March 11, 2021, the Company fully repaid its Term Loan Agreement, in the amount of $294 million and wrote-off $2 million of unamortized debt issuance costs related to this repayment.

Revolving Credit Facility

We had an unsecured $700 million revolving credit facility that was terminated on November 30, 2021 and wrote-off $2 million of unamortized debt issuance cost related to this revolving credit facility. At December 31, 2020, we had no borrowings and $54 million of letters of credits outstanding under this facility.

Receivables Securitization

We had a $150 million receivables securitization facility that terminated in October 2021.

At December 31, 2020, we had no borrowings under the receivables securitization facility, and had no outstanding letters of credit under the facility.

In 2021, we incurred $1 million (2020 – $1 million; 2019 – $2 million) resulting from the facility. These charges were included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2021, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2021, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. For more information on our contractual obligation and commercial commitments, refer to Item 8 Financial Statements and Supplementary Data under Note 11 “Leases”, Note 16 “Long-Term Debt” and Note 20 “Commitments and Contingencies”.

In connection with the U.S. Tax Reform, we have remaining liabilities of $27 million in repatriation tax to pay through 2025. See Note 8 “Income Taxes” for additional information on the U.S. Tax Reform.

In addition, we expect to contribute a minimum total amount of $8 million to the pension plans in 2022 and a minimum total amount of $4 million in 2022 to the other post-retirement benefits plans.

For 2022 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, business combinations, impairment and useful lives of long-lived assets, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Board of Directors. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

Environmental Matters and Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to air emissions, effluent treatment, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties. Additional information regarding environmental matters is available in Note 20 “Commitments and Contingencies”.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. In addition, environmental laws and regulations and interpretation by regulatory authorities could change which could result in significant changes to our estimates. For further details on “Climate change and air quality regulation” and other environmental matters refer to Note 20 “Commitments and Contingencies”.

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

As at December 31, 2021, we had a total provision of $41 million for environmental matters and asset retirement obligations (2020 – $42 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires us to recognized the assets acquired and the liabilities assumed at their acquisition date fair value and the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

The preliminary estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by management. The preliminary estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The fair value of property, plant and equipment was primarily determined based on management’s preliminary estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. The significant assumptions underlying the fair value are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The preliminary estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary estimated fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary estimated fair value of raw materials and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

We generally use third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of economic useful lives and valuation of property, plant and equipment and identifiable intangibles as well as assisting management in assessing off-market contracts.

The purchase price allocation process also entails us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill.

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

Additional information can be found under Note 14 “Closure and Restructuring Costs and Impairment of Long-Lived Assets”.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans. The pension expense under these plans is equal to our contribution.

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

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the projected benefit obligation and the market value of assets, over the average remaining service period of approximately ten years of the active employee group covered by the pension plans, and 11 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 4.4% was considered appropriate by management for the determination of pension expense for 2021. Effective January 1, 2022, we will use 4.8% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2021 for pension plans were estimated at 3.0% for the projected benefit obligation and 3.0% (2.5% at November 30, 2021) for the net periodic benefit cost for 2021 and for post-retirement benefit plans were estimated at 3.1% for the projected benefit obligation and 3.2% (2.3% at November 30, 2021) for the net periodic benefit cost for 2021.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.7% for the projected benefit obligation and 2.8% for the net periodic benefit cost (2.7% at November 30, 2021) and for post-retirement benefit plans (set at 2.9% for the projected benefit obligation and 2.8% (2.6% at November 30, 2021) for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2021. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(15)	N/A	N/A
1% decrease	N/A	15	N/A	N/A
Discount rate
Impact of:
1% increase	(168)	(9)	(6)	-
1% decrease	194	15	8	-

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

We expect to contribute a minimum total amount of $8 million in 2022 compared to $17 million in 2021 (2020 – $15 million) to the pension plans. We expect to contribute a minimum total amount of $5 million in 2022 compared to $4 million in 2021 to the other post-retirement benefit plans (2020 – $4 million).

Benefit obligations and fair values of plan assets as of December 31, 2021 for our pension and post-retirement plans were as follows:

	Successor		Predecessor
	December 31, 2021		December 31, 2020
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,433)	(60)	(1,566)	(67)
Fair value of assets at end of year	1,622	—	1,594	—
Funded status	189	(60)	28	(67)

For additional details on our pension plans and other post-retirement benefit plans, refer to Note 6 “Pension Plans and Other Post-Retirement Benefit Plans”.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $15 million exists at December 31, 2021, and capital loss carryforwards for which a valuation allowance of $43 million exists at December 31, 2021. Of this amount, $1 million unfavorably impacted tax expense and the effective tax rate for 2021 (2020 –$47 million).

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, net operating loss carryforwards, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment, intangible assets, pension and post-retirement benefit assets, leases and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. As of December 31, 2021, we had gross unrecognized tax benefits of $22 million (2020 – $23 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2021, we believe it is reasonably possible that up to $4 million of our unrecognized tax benefits may be recognized in 2022, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. Tax audits by their nature are often complex and can require several years to resolve. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law, and we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows. For further details refer to Note 8 “Income Taxes”.

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “Failure to comply with applicable laws and regulations could have a material adverse effect on our business, financial results or condition” and in Note 20 “Commitments and Contingencies”, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 20 “Commitments and Contingencies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$11
Commercial Print & Publishing Papers	8
Specialty & Packaging Papers	4
Pulp - net position
Fluff	$6
Softwood	8
Hardwood	-
Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	7

[1]	Based on estimated 2022 capacity (ST or ADMT).
[2]	Based on estimated 2022 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2021, two of our customers located in the U.S. represented 28% or $130 million of our receivables (December 31, 2020 – two customers located in the U.S. represented 29% or $104 million).

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

INTEREST RATE RISK

We are exposed to interest rate risk arising from fluctuations in interest rates on our cash and cash equivalents, bank indebtedness, ABL Revolving Credit Facility, Term Loan Facility and long-term debt. Our objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby we agree to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

COST RISK

Cash flow hedges

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective and reclassified into Cost of sales in the period during which the hedged transaction affects earnings.

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Domtar Corporation and its subsidiaries (“Successor”) (the “Company”) as of December 31, 2021, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows for the period from December 1, 2021 through December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for the period from December 1, 2021 through December 31, 2021 appearing after the list of exhibits under Item 15(a)(3) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from December 1, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Paper Excellence Merger - Valuation of Acquired Customer Relationships Intangible Assets

As described in Notes 1 and 4 to the consolidated financial statements, on November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of the Company by means of a merger of Pearl Merger Sub with and into the Company, with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence. The acquisition-date fair value of the consideration transferred totaled $2.796 billion, less cash acquired of $332 million. The merger resulted in a new basis of accounting basis of the Company’s assets and liabilities which are measured at fair value at the acquisition date. The preliminary estimated fair value of the customer relationships intangible assets of $170 million was estimated using the multi-period excess earnings method. Management applied significant judgment related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The principal considerations for our determination that performing procedures relating to the valuation of acquired customer relationships intangible assets recorded in connection with the Paper Excellence merger is a critical audit matter are (i) the significant judgment by management when developing the fair value of the customer relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected EBITDA margins for the forecast period, contributory asset charges and market-participant discount rate; and (iii) the audit effort involved the use of  professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value of the customer relationships intangible assets; (iii) evaluating the appropriateness of the multi-period excess earnings method, (iv) testing the completeness and accuracy of the underlying data used in the method, and (v) evaluating the reasonableness of significant assumptions used by management related to the expected EBITDA margins for the forecast period, contributory asset charges and market-participant discount rate. Evaluating whether management’s assumptions related to the expected EBITDA margins for the forecast period were reasonable involved consideration of (i) the current and past performance of the Company; and (ii) consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the (i) appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the contributory asset charges and the market-participant discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 10, 2022

We have served as the Company’s auditor since 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Domtar Corporation and its subsidiaries (“Predecessor”) (the “Company”) as of December 31, 2020 and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows for the period from January 1, 2021 through November 30, 2021, and for each of the two years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2021 through November 30, 2021, and for each of the two years in the period ended December 31, 2020 appearing after the list of exhibits under Item 15(a)(3) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from January 1, 2021 through November 30, 2021, and for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied which occurs when the control over the goods is transferred to customers. The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated free on board (“f.o.b.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. Revenue is recognized net of variable consideration in the form of rebates, discounts and other commercial incentives extended to customers. Variable consideration is recognized using the most likely amounts which are based on an analysis of historical experience and current period expectations. Management includes estimated amounts of variable consideration in revenue to the extent that it is probable that there will not be a significant reversal of recognized revenue when the uncertainty related to that variable consideration is resolved. The Company’s revenue was $3,368 million for the period from January 1, 2021 through November 30, 2021.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating, for a sample of revenue transactions, the recognition of revenue by obtaining and inspecting source documents, including invoices, sales contracts, shipping and delivery documents and, where applicable, cash receipts.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 10, 2022

We have served as the Company’s auditor since 2007.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Sales	300	3,368	3,415	4,119
Operating expenses
Cost of sales, excluding depreciation and amortization	251	2,771	2,914	3,402
Depreciation and amortization	23	182	208	216
Selling, general and administrative	23	246	252	289
Impairment of long-lived assets (NOTE 14)	—	9	136	32
Closure and restructuring costs (NOTE 14)	(1)	17	99	22
Asset conversion costs (NOTE 14)	3	27	—	—
Transaction costs (NOTE 4)	—	132	—	—
Other operating (income) loss, net	—	(5)	(7)	4
	299	3,379	3,602	3,965
Operating income (loss) from continuing operations	1	(11)	(187)	154
Interest expense, net (NOTE 7)	10	54	58	52
Non-service components of net periodic benefit cost (NOTE 6)	(2)	(22)	(17)	23
(Loss) earnings before income taxes and equity loss	(7)	(43)	(228)	79
Income tax (benefit) expense (NOTE 8)	(2)	6	(80)	11
Equity method investment loss, net of taxes	—	—	3	2
(Loss) earnings from continuing operations	(5)	(49)	(151)	66
Earnings from discontinued operations, net of taxes (NOTE 3)	1	26	24	18
Net (loss) earnings	(4)	(23)	(127)	84
Other comprehensive income:
Net derivative gains (losses) on cash flow hedges:
Net gains arising during the period, net of tax of nil and $(8) (2020 – $(9); 2019 – $(3))	—	24	27	11
Less: Reclassification adjustment for (gains) losses included in net (loss) earnings, net of tax of nil and $8 (2020 – $(4); 2019 – $(3))	—	(31)	12	8
Foreign currency translation adjustments	8	57	63	21
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5) and $(33) (2020 – $4; 2019 – $(13))	16	99	(13)	34
Other comprehensive income	24	149	89	74
Comprehensive income (loss)	20	126	(38)	158

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor	Predecessor
	At
	December 31,	December 31,
	2021	2020
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $250 and nil	286	309
Receivables, less allowances of $4 and $6	463	355
Inventories (NOTE 9)	663	562
Prepaid expenses	44	50
Income and other taxes receivable	59	54
Assets held for sale (NOTE 3)	287	1,226
Total current assets	1,802	2,556
Property, plant and equipment, net (NOTE 10)	2,524	1,920
Operating lease right-of-use assets (NOTE 11)	48	59
Intangible assets, net (NOTE 12)	207	29
Other assets (NOTE 13)	273	189
Non-current asset held for sale (NOTE 3)	—	103
Total assets	4,854	4,856

Liabilities and shareholders' equity
Current liabilities
Trade and other payables (NOTE 15)	543	456
Income and other taxes payable	11	15
Operating lease liabilities due within one year (NOTE 11)	19	20
Long-term debt due within one year (NOTE 17)	259	13
Liabilities held for sale (NOTE 3)	63	336
Total current liabilities	895	840
Long-term debt (NOTE 17)	1,643	1,079
Operating lease liabilities (NOTE 11)	36	50
Deferred income taxes and other (NOTE 8)	525	308
Other liabilities and deferred credits (NOTE 18)	216	310
Long-term liabilities held for sale (NOTE 3)	—	9

Commitments and contingencies (NOTE 20)

Shareholders' equity (NOTE 19)
Common stock $0.01 par value; 100 shares issued and outstanding at December 31, 2021	—	—
Common stock $0.01 par value; 2,000,000,000 shares authorized, 65,001,104 shares issued at December 31, 2020	—	1
Treasury stock $0.01 par value; nil and 9,806,566 shares	—	—
Additional paid-in capital	1,555	1,717
(Deficit) retained earnings	(40)	846
Accumulated other comprehensive income (loss)	24	(304)
Total shareholders' equity	1,539	2,260
Total liabilities and shareholders' equity	4,854	4,856

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Predecessor	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2018	62.9	1	1,981	1,023	(467)	2,538
Stock-based compensation, net of tax	0.2	—	8	—	—	8
Net earnings	—	—	—	84	—	84
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	—	—	11	11
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3)	—	—	—	—	8	8
Foreign currency translation adjustments	—	—	—	—	21	21
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(13)	—	—	—	—	34	34
Stock repurchase	(6.2)	—	(219)	—	—	(219)
Cash dividends declared	—	—	—	(109)	—	(109)
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(127)	—	(127)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(9)	—	—	—	—	27	27
Less: Reclassification adjustment for losses included in net loss, net of tax of $(4)	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	63	63
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	(13)	(13)
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.3	—	(5)	—	—	(5)
Net loss	—	—	—	(23)	—	(23)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	24	24
Less: Reclassification adjustment for gains included in net loss, net of tax of $8	—	—	—	—	(31)	(31)
Foreign currency translation adjustments	—	—	—	—	57	57
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(33)	—	—	—	—	99	99
Stock repurchase	(5.1)	—	(238)	—	—	(238)
Successor
Buy-out of predecessor equity	(50.4)	(1)	(1,474)	(859)	155	(2,179)
Capital contribution	—	—	1,555	—	—	1,555
Net loss	—	—	—	(4)	—	(4)
Foreign currency translation adjustments	—	—	—	—	8	8
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	16	16
Balance at December 31, 2021	—	—	1,555	(40)	24	1,539

The accompanying notes are an integral part of the consolidated financial statements

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Successor	Predecessor
	Period from December 1, through December 31, 2021	Period from January 1, through November 30, 2021	Year ended December 31, 2020	Year ended December 31, 2019
	$	$	$	$
Operating activities
Net (loss) earnings	(4)	(23)	(127)	84
Adjustments to reconcile net (loss) earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	23	205	283	293
Deferred income taxes and tax uncertainties (NOTE 8)	(10)	(8)	(45)	(16)
Impairment of long-lived assets (NOTE 14)	—	9	137	58
Impairment of inventory (NOTE 14)	—	—	31	6
Net gains on disposals of property, plant and equipment	—	(3)	(1)	—
Net loss on disposition of discontinued operations (NOTE 3)	—	33	45	—
Stock-based compensation expense	—	28	8	9
Equity method investment loss, net of taxes	—	—	3	2
Make-whole premium on repayment of long-term debt (NOTE 17)	—	11	—	—
Other	4	8	4	—
Changes in assets and liabilities, excluding the effect of acquisitions and sale of businesses
Receivables	45	(163)	99	96
Inventories	(19)	(4)	7	(22)
Prepaid expenses	4	7	11	2
Trade and other payables	(126)	118	(57)	(67)
Income and other taxes	(17)	5	13	(43)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(2)	(17)	(4)	29
Other assets and other liabilities	—	—	4	11
Cash flows (used for) provided from operating activities	(102)	206	411	442
Investing activities
Additions to property, plant and equipment	(41)	(268)	(175)	(255)
Proceeds from disposals of property, plant and equipment	—	4	3	1
Proceeds from sale of business, net of cash disposed (NOTE 3)	—	897	—	—
Acquisition of businesses (NOTE 4)	(2,796)	—	(30)	—
Cash flows (used for) provided from investing activities	(2,837)	633	(202)	(254)
Financing activities
Dividend payments	—	—	(51)	(110)
Stock repurchase	—	(238)	(59)	(219)
Issuance of common shares	1,555	—	—	—
Net change in bank indebtedness	—	—	(10)	9
Change in revolving credit facility	115	—	(80)	80
Proceeds from receivables securitization facility	—	—	25	205
Repayments of receivables securitization facility	—	—	(80)	(200)
Issuance of long-term debt, net of debt issue costs	1,252	—	300	—
Repayments of long-term debt, including make-whole premium	—	(606)	(7)	(1)
Other	—	(1)	(3)	(1)
Cash flows provided from (used for) financing activities	2,922	(845)	35	(237)
Net (decrease) increase in cash and cash equivalents	(17)	(6)	244	(49)
Impact of foreign exchange on cash	—	—	4	(1)
Cash, cash equivalents and restricted cash at beginning of period	303	309	61	111
Cash, cash equivalents and restricted cash at end of period	286	303	309	61
Supplemental cash flow information
Net cash payments (refund) for:
Interest (including $11 million of make-whole premium in 2021)	—	53	52	46
Income taxes	17	22	(22)	59

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and high quality airlaid and ultrathin laminated cores. The foundation of its business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of this pulp production is consumed internally to manufacture paper with the balance sold as market pulp. Domtar is the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users.

BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, impairment of intangibles and goodwill, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, business combinations and contingencies, based on currently available information. Actual results could differ from those estimates.

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation (the “Company”) by means of a merger of  Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). See Note 4 “Acquisition of businesses” for additional information on the Merger.

For purposes of the Company’s financial statement presentation, Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of accounting basis of the Company’s assets and liabilities which are measured at fair value as of the date of the Merger.

The Company’s consolidated financial statements for the period following the closing of the Merger are labeled “Successor” and reflect the Company’s assets and liabilities at their fair values. All periods prior to the closing of the Merger reflect the historical accounting basis of the Company’s assets and liabilities and are labeled “Predecessor.” The consolidated financial statements and related notes include a black line division between the columns titled "Predecessor" and "Successor" to signify that the amounts shown for the periods prior to and following the Merger are not comparable.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, the Company was required to commit to the divestiture of its Kamloops, British Columbia production facility within a short period of time following the Merger.

Certain reclassifications have been made to the prior years’ presentation to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Domtar and its controlled subsidiaries. Intercompany transactions have been eliminated on consolidation. The equity method of accounting is used for investments in affiliates over which the Company has significant influence but does not have effective control.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with ASC 805 “Business Combinations” which requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss); the recognition of restructuring costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at fair value on the acquisition date with subsequent adjustments recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the preliminary estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to the Company's consolidated financial statements, and are based upon assumptions believed to be reasonable but that are inherently uncertain. The Company generally uses third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of lives and valuation of property and identifiable intangibles and assisting management in assessing off-market contracts and obligations associated with legal and environmental claims. The purchase price allocation process also entails the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill.

DISCONTINUED OPERATIONS

The results of operations of the Kamloops, British Columbia production facility (the “Kamloops disposal group”) have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) as the Kamloops disposal group met the criteria to be classified as held for sale at the time of the Merger discussed above. The after-tax results of operations of the discontinued operations are reported as a separate component in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for all prior periods presented. The cash flows related to the Kamloops disposal group have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. In addition, the related assets and liabilities of the Kamloops disposal group have been classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at December 31, 2021.

The results of operations for the Personal Care business unit (the “Personal Care disposal group”) have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) as the Personal Care disposal group met the criteria to be classified as held for sale in the fourth quarter of 2020 and the disposal of the business unit represents a strategic shift that has a major effect on the Company's operations and financial results. The after-tax results of operations of the discontinued operations (including the loss recognized on classification as held for sale are reported as a separate component in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for current and all prior periods presented. The cash flows related to the divested Personal Care business have not been segregated and are included in Consolidated Statements of Cash Flows for all periods presented. In addition, the related assets and liabilities of the disposal group have been classified as held for sale in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

TRANSLATION OF FOREIGN CURRENCIES

The Company determines its international subsidiaries’ functional currency by reviewing the currencies in which their respective operating activities occur. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. Foreign currency translation gains and losses are included in Shareholders’ equity as a component of Accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and is partially offset by the Company’s hedging program (refer to Note 21 “Derivatives and hedging activities and fair value measurement”).

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

DECEMBER 31, 2021

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

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax (benefit) expense or in Other comprehensive income in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50%) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Deferred tax assets and liabilities are classified as non-current items on the Consolidated Balance Sheets.

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

RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES

The Company establishes allowances for credit losses on receivables. The adequacy of these allowances is assessed quarterly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. The Company assigns internal credit ratings for all customers and determines the creditworthiness of each customer based upon publicly available information and information obtained directly from its customers. The securitization of receivables is accounted for as secured borrowings. Accordingly, financing expenses related to the securitization of receivables are recognized in earnings as a component of Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. The operating lease right-of-use asset also include previously recognized impairments and purchase price adjustments relating to favorable and unfavorable terms of leases acquired as part of business combinations. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Impairment of right-of-use assets are determined and calculated in the same manner as disclosed under impairment of property, plant and equipment.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets are stated at cost less amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, customer relationships, trade names, technology as well as non-compete agreements, which are generally being amortized using the straight-line method over their respective estimated useful lives. Based on guidance provided in ASC 350, the customer relationships are amortized in a manner that reflects the pattern in which the economic benefits of the intangible asset are consumed. Any potential impairment for definite-lived intangible assets will be calculated in the same manner as disclosed under impairment of property, plant and equipment.

Amortization is based on the following preliminary useful lives:

Useful life
Water rights	40 years
Customer relationships	Up to 15 years
Trade Names	Up to 20 years

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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION AND OTHER STOCK-BASED PAYMENTS

Prior to the Merger date, Domtar recognized the cost (net of estimated forfeitures) of employee services received in exchange for awards of equity instruments over the requisite service period, based on their grant date fair value for awards accounted for as equity and based on the quoted market value at the end of each reporting period for awards accounted for as liabilities. The Company awards were accounted for as compensation expense in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and presented in Additional paid-in capital on the Consolidated Balance Sheets for equity type awards and presented in Other liabilities and deferred credits on the Consolidated Balance Sheets for liability type awards.

The Company’s awards may have been subject to market, performance and/or service conditions. Any consideration paid by plan participants on the exercise of stock options or the purchase of shares was credited to Additional paid-in capital in the Consolidated Balance Sheets. The par value included in the Additional paid-in capital component of stock-based compensation was transferred to Common stock upon the issuance of shares of common stock.

Stock options subject to service conditions vested pro rata on the first three anniversaries of the grant and had a seven-year term. Service and performance-based awards vested on the third anniversary of the grant. The performance-based awards had an additional feature where the ultimate number of units that vested were determined by the Company’s performance results or shareholder return in relation to a predetermined target over the vesting period. Deferred Share Units vested immediately at the grant date and were remeasured at the end of each reporting period, until settlement, using the quoted market value.

At the Merger date, all the Company’s outstanding stock-based awards, whether vested or unvested, were cancelled and converted into the right to receive cash payment.

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

DECEMBER 31, 2021

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

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 11 years of the active employee group covered by the plans.

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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 2.

RECENT ACCOUNTING PRONOUNCEMENTS

FUTURE ACCOUNTING CHANGES

TRANSITION AWAY FROM INTERBANK OFFERED RATES

On March 12, 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.

The amendments in the ASU are elective and apply to entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. An entity may elect to apply the amendments prospectively through December 31, 2022.

As of December 31, 2021, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

DISCONTINUED OPERATIONS

Mandated sale of Kamloops, British Columbia mill

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding shares of Domtar Corporation. The acquisition was subject to the review by the Canadian Competition Bureau, which outlined certain stipulations in a consent agreement before providing their final approval.

The consent agreement filed by the Canadian Commissioner of Competition (“Commissioner”) with the Competition Tribunal fulfilled the final condition to the closing of the business combination. According to the consent agreement, following the closing of the business combination, Domtar’s pulp mill in Kamloops, British Columbia must be sold in order to resolve the Commissioner’s concerns about the business combination’s implications on the purchase of wood fiber from the Thompson/Okanagan region in British Columbia.

The mill will be sold to an independent purchaser to be approved by the Commissioner.

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

Sale of Personal Care business

On March 1, 2021, Domtar completed the sale of the Company’s Personal Care business to American Industrial Partners (“AIP”) for a purchase price of $920 million in cash, including elements of working capital of $130 million. Domtar received a net amount of $897 million, which represents the selling price minus the settlements of the net indebtedness and other elements of working capital adjustments. In connection with the sale, the Company entered into Transition Services Agreements with AIP pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Sales	18	446	1,232	1,170
Operating expenses
Cost of sales, excluding depreciation and amortization	16	323	932	892
Depreciation and amortization	—	23	75	77
Selling, general and administrative	—	26	142	145
Impairment of long-lived assets	—	—	1	26
Closure and restructuring costs	—	1	—	20
Other operating loss, net	—	1	2	1
	16	374	1,152	1,161
Operating income	2	72	80	9
Net loss on disposition of discontinued operations	—	33	45	—
Earnings from discontinued operations before income taxes	2	39	35	9
Income tax expense (benefit)	1	13	11	(9)
Net earnings from discontinued operations	1	26	24	18

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

	Successor	Predecessor
	At
	December 31,	December 31,
	2021	2020
	$	$
Assets
Receivables	50	135
Inventories	82	206
Prepaid expenses	—	3
Income and other taxes receivable	—	3
Property, plant and equipment, net	155	454
Operating lease right-of-use assets	—	15
Intangible assets, net (2)	—	554
Other assets	—	2
Total assets	287	1,372
Loss on classification as held for sale	—	(43)
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	287	1,329

Liabilities
Trade and other payables	26	155
Income and other taxes payable	—	12
Operating lease liabilities due within one year	—	8
Long-term debt due within one year	1	1
Long-term debt	4	6
Operating lease liabilities	—	8
Deferred income taxes and other	27	143
Other liabilities and deferred credits	5	12
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	63	345

(1)	Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet at December 31, 2021.
(2)

Intangible assets, net at December 31, 2020 are comprised of $290 million ($248 million of trade names and $42 million of catalog rights) of indefinite-lived assets and $264 million of definite-lived assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Cash Flows from Discontinued Operations:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Cash flows from operating activities	3	57	130	164
Cash flows used for investing activities	(1)	(14)	(40)	(57)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4.

ACQUISITION OF BUSINESSES

Acquisition of Domtar Corporation by Paper Excellence

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation (the “Company”) by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, each share of outstanding common stock of the Company was converted into the right to receive $55.50 in cash. The acquisition-date fair value of the consideration transferred totaled $2.796 billion, less cash acquired of $332 million.

Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of accounting basis of the Company’s assets and liabilities which are measured at fair value at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible and intangible assets, off-market contracts and deferred income tax assets are subject to change.

Fair value of net assets acquired at the date of acquisition
Receivables		$501
Inventories		646
Prepaid expenses		49
Income and other taxes receivable		54
Property, plant and equipment		2,498
Intangible assets		207
Customer relationships	170
Trade names	30
Water rights	7
Operating lease right-of-use assets		51
Other assets		252
Assets held for sale		290
Total assets		4,548

Less: Assumed Liabilities
Trade and other payables		667
Income and other taxes payable		16
Operating lease liabilities (including short-term portion)		57
Long-term debt (including short-term portion)		529
Deferred income tax liabilities		529
Other liabilities and deferred credits		221
Liabilities held for sale		65
Total liabilities		2,084

Fair value of net assets acquired at the date of acquisition		2,464

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. ACQUISITION OF BUSINESSES (CONTINUED)

The preliminary estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by management. The preliminary estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgement related to this fair value method, which included the selection of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The preliminary estimated fair value of property, plant and equipment was primarily determined based on management’s preliminary estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts.  The significant assumptions underlying the fair value are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The preliminary estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary estimated fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary estimated fair value of raw materials and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The Company recognized $132 million of acquisition related costs that were expensed in the predecessor period. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

The Predecessor period includes the historical financial information of Pearl Merger Sub prior to the business combination, which is limited to immaterial amounts of interest and merger-related transactions costs. The businesses, and thus the financial results of the Successor and Predecessor entities, are virtually the same, excluding the impact on certain financial statement line items that were impacted by the Merger mainly:

•	Depreciation and amortization on fair value increments relating to Property, plant and equipment and fair values ascribed to identified intangible assets;
•	Interest expense and amortization of debt issuance costs relating to additional long-term debt raised by Pearl Merger Sub to effect the Merger;
•	Merger-related transaction costs; and,
•	Current and deferred income tax impacts of the above.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. ACQUISITION OF BUSINESSES (CONTINUED)

Purchase of Appvion Point of Sale business

On April 27, 2020, Domtar Corporation completed the acquisition of the Point of Sale paper business from Appvion Operation Inc. The business includes the coater and related equipment located at Appvion’s West Carrollton, Ohio, facility as well as a license for all corresponding intellectual property and assumed liabilities related to post-retirement benefits. The results of this business have been included in the consolidated financial statements as of April 27, 2020. The purchase price was $20 million in cash plus the book value of raw materials and finished goods inventory, subject to post-closing adjustments. The acquisition was accounted for as a business combination under the acquisition method of accounting. The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair value, and was finalized during 2020.

The table below illustrates the purchase price allocation:

Fair value of net assets acquired at the date of acquisition
Inventories	$11
Property, plant and equipment	23
Operating lease right-of-use assets	2
Total assets	36

Less: Assumed Liabilities	6

Fair value of net assets acquired at the date of acquisition	30

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

STOCK-BASED COMPENSATION

Acquisition of Domtar Corporation by Paper Excellence

Pursuant to the terms of the Omnibus Plan, as a result of the acquisition by Paper Excellence, on the Merger date, the Company recognized an accelerated vesting on all the outstanding stock-based awards under the Omnibus Plan. These awards were then cancelled and converted into the right to receive cash payment, which was made in December 2021. In turn, the Omnibus Plan was terminated and is expected to be replaced in 2022 by a new long-term incentive program.

For the year ended December 31, 2021, stock-based compensation expense recognized in the predecessor Company’s results from continuing and discontinued operations was $46 million (2020 – $7 million; 2019 – $22 million), of which $34 million, related to the accelerated vesting of stock-based awards, was recorded under Transaction costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the related pension expense was $3 million and $30 million, respectively (2020 – $37 million; 2019 – $37 million).

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

The Company expects to contribute a minimum total amount of $8 million in 2022 compared to $17 million in 2021 (2020 – $15 million; 2019 – $17 million) to the pension plans. The Company expects to contribute a minimum total amount of $5 million in 2022 compared to $4 million in 2021 (2020 – $4 million; 2019 – $4 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2021 and December 31, 2020, the measurement date for each year:

	Successor		Predecessor
	December 31, 2021		December 31, 2020

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	1,566	67	1,425	63
Service cost for the year	28	1	29	1
Interest expense	34	2	39	2
Plan participants' contributions	6	—	6	—
Actuarial (gain) loss	(104)	(6)	127	2
Plan amendments	6	—	2	—
Benefits paid	(65)	(1)	(67)	—
Direct benefit payments	(9)	(3)	(3)	(4)
Acquisition of business	—	—	—	1
Curtailment (1)	—	—	(1)	—
Settlement (2)	(35)	—	(15)	—
Effect of foreign currency exchange rate change	6	—	24	2
Projected benefit obligation at end of year	1,433	60	1,566	67

During 2021, net actuarial gains decreased the projected benefit obligation due to the increase in discount rates. During 2020, net actuarial losses increased the projected benefit obligation due to the decrease in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2021 and 2020 was $1,386 million and $1,516 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2021 and December 31, 2020, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,594	1,465
Actual return on plan assets	106	166
Employer contributions	17	15
Plan participants' contributions	6	6
Benefits paid	(74)	(70)
Settlement (2)	(35)	(15)
Effect of foreign currency exchange rate change	8	27
Fair value of assets at end of year	1,622	1,594

(1)

Curtailment accounting was triggered following the restructuring activities that occurred in 2020. The impact was estimated as of July 31, 2020, based on the information known at that time and was remeasured on December 31, 2020.

(2)

Settlement accounting was triggered as of December 31, 2020, following the restructuring activities that occurred in 2020, to reflect lump sums paid in 2020 in excess of the sum of service cost and interest cost. Settlement accounting was triggered throughout 2021 as lump sums paid have exceeded the sum of service cost and interest cost.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2021:

		Successor	Predecessor
		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2021	2020
Fixed income
Cash and cash equivalents	0% – 10%	8%	2%
Bonds	26% – 56%	40%	42%
Insurance contracts	10%	10%	11%
Equity
Canadian Equity	0% – 10%	6%	6%
U.S. Equity	6% – 15%	12%	15%
International Equity	11% – 24%	19%	24%
Alternate Investments
Real Estate	0% – 13%	5%	0%
Multi Asset Credit	0% – 10%	0%	0%
Infrastructure	0% – 9%	0%	0%
Total (1)		100%	100%

(1)	Approximately 73% of the pension plans' assets relate to Canadian plans, 27% relate to U.S. plans.

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

	Successor		Predecessor
	December 31, 2021		December 31, 2020

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(1,433)	(60)	(1,566)	(67)
Fair value of assets at end of year	1,622	—	1,594	—
Funded status	189	(60)	28	(67)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Successor		Predecessor
	December 31, 2021		December 31, 2020

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables	—	(5)	—	(5)
Other liabilities and deferred credits	(59)	(55)	(124)	(62)
Other assets	248	—	152	—
Net amount recognized in the Consolidated Balance Sheets	189	(60)	28	(67)

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Successor		Predecessor
	Period from December 1, through December 31,		Period from January 1, through November 30,		Year ended December 31,		Year ended December 31,
	2021		2021		2020		2019
		Other post-		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$	$	$
Prior service (cost) credit	—	—	(6)	1	(2)	—	—	—
Amortization of prior year service cost (credit)	—	—	1	(1)	2	(1)	5	(1)
Net gain (loss)	22	(1)	121	7	(26)	(1)	3	1
Amortization of net actuarial loss (gain) (1)	—	—	7	(1)	12	(1)	40	(1)
Net amount recognized in other comprehensive income (loss) (pre-tax)	22	(1)	123	6	(14)	(3)	48	(1)

(1)	In 2021, the non-cash settlement was nil (2020 – $2 million; 2019 – $30 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

At December 31, 2021, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $318 million and $259 million, respectively (2020 – $917 million and $793 million, respectively).

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for pension plans	2021	2021	2020	2019
	$	$	$	$
Service cost for the year	2	25	28	28
Interest expense	3	31	39	57
Expected return on plan assets	(5)	(61)	(68)	(79)
Amortization of net actuarial loss	—	7	10	10
Curtailment loss	—	—	2	—
Settlement loss	—	—	2	30
Amortization of prior year service cost	—	1	2	5
Net periodic benefit cost	—	3	15	51

	Successor	Predecessor
Components of net periodic benefit cost for other post-retirement	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
benefit plans	2021	2021	2020	2019
	$	$	$	$
Service cost for the year	—	1	1	1
Interest expense	—	2	2	2
Amortization of net actuarial gain	—	(1)	(1)	(1)
Amortization of prior year service credit	—	(1)	(1)	(1)
Net periodic benefit cost	—	1	1	1

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	Successor	Predecessor
	December 31,	November 30,	December 31,	December 31,
Pension plans	2021	2021	2020	2019
Projected benefit obligation
Discount rate	3.0%	N/A	2.5%	3.1%
Rate of compensation increase	2.7%	N/A	2.7%	2.7%
Net periodic benefit cost
Discount rate	3.0%	2.5%	3.0%	3.8%
Rate of compensation increase	2.8%	2.7%	2.8%	2.6%
Expected long-term rate of return on plan assets	4.3%	4.3%	4.6%	5.2%

A weighted-average interest-crediting rate of 3.3% was assumed for 2021, for the Company’s cash balance pension plan.

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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For the unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate of 2.7% (Successor) and 2.5% (Predecessor) for U.S. unfunded plans is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

Effective January 1, 2022, the Company will use 4.8% (2021 – 4.4%; 2020 – 4.8%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	Successor	Predecessor
	December 31,	November 30,	December 31,	December 31,
Other post-retirement benefit plans	2021	2021	2020	2019
Projected benefit obligation
Discount rate	3.1%	N/A	2.5%	3.1%
Rate of compensation increase	2.9%	N/A	2.8%	2.8%
Net periodic benefit cost
Discount rate	3.2%	2.3%	3.0%	3.7%
Rate of compensation increase	2.8%	2.6%	2.7%	2.7%

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2021.

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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2021, by asset category:

	Successor
	Fair Value Measurements at
	December 31, 2021
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	145	19	126	—
Canadian provincial government bonds	380	377	3	—
Canadian corporate debt securities	70	52	18	—
U.S. corporate debt securities	28	28	—	—
International corporate debt securities	8	8	—	—
Bond fund (1 & 2)	157	—	157	—
Canadian equities (3)	90	90	—	—
U.S. equities (4)	94	94	—	—
International equities (5)	211	211	—	—
U.S. stock index funds (2 & 6)	196	—	196	—
U.S. private real estate funds (7)	77		—	77
Insurance contracts (8)	165	—	—	165
Derivative contracts (9)	1	—	1	—
Total	1,622	879	501	242

(1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
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

(4)	This category represents U.S. equities held within an active segregated global equity portfolio and an active international equity portfolio.
(5)	This category represents an active segregated non-North American multi-capitalization equity portfolio and the non-North American portion of an active segregated global equity portfolio.
(6)	This category represents two equity index funds, not actively managed, that track the Russell 3000 index.
(7)	This category represents two U.S. actively managed private real estate funds (Core and Core Plus) that are benchmarked to the NCREIF ODCE.
(8)

This category represents a group annuity contract purchased through an insurance company that is held in the pension plan’s name as an asset within the pension plan. The insurance contract covers pension entitlements associated with specific groups of retired members of the pension plan.

(9)	The fair value of the derivative contracts is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2020, by asset category:

	Predecessor
	Fair Value Measurements at December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	60	16	44	—
Canadian provincial government bonds	391	388	3	—
Canadian corporate debt securities	63	46	17	—
U.S. corporate debt securities	23	22	1	—
International corporate debt securities	10	10	—	—
Bond fund (1 & 2)	173	—	173	—
Canadian equities (3)	97	97	—	—
U.S. equities (4)	99	99	—	—
International equities (5)	268	268	—	—
U.S. stock index funds (2 & 6)	233	—	233	—
Insurance contracts (7)	176	—	—	176
Derivative contracts (8)	1	—	1	—
Total	1,594	946	472	176

1)	This category represents a U.S. actively managed bond fund that is benchmarked to the Barclays Capital Long-term Government/Credit index.
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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
$
Balance at December 31, 2019	1
Purchases	163
Return on plan assets	3
Effect of foreign currency exchange rate change	9
Balance at December 31, 2020	176
Purchases	70
Settlements	(14)
Return on plan assets	9
Effect of foreign currency exchange rate change	1
Balance at December 31, 2021	242

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2021 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2022	85	5
2023	84	5
2024	86	4
2025	87	4
2026	87	4
2027 – 2031	418	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Interest on long-term debt (1)	9	36	52	45
Make-whole premium on repayment of long-term debt	—	11	—	—
Interest on receivables securitization	—	1	1	2
Interest on withdrawal liabilities for multiemployer plans	—	2	3	3
Amortization of debt issuance costs and other	1	4	2	2
	10	54	58	52

(1)

The Company capitalized $1 million and $8 million of interest expense for the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, respectively (2020 – $3 million; 2019 – $3 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INCOME TAXES

The Company’s (loss) earnings before income taxes by taxing jurisdiction were:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
U.S. (loss) earnings	(4)	(7)	(199)	80
Foreign (loss) earnings	(3)	(36)	(29)	(1)
(Loss) earnings before income taxes	(7)	(43)	(228)	79

Provisions for income taxes include the following:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
U.S. Federal and State:
Current	5	29	(21)	19
Deferred	(6)	(13)	(45)	(6)
Foreign:
Current	4	(23)	(11)	1
Deferred	(5)	13	(3)	(3)
Income tax (benefit) expense	(2)	6	(80)	11

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to (loss) earnings before income taxes due to the following:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
U.S. federal statutory income tax	(1)	(9)	(48)	17
Reconciling Items:
State and local income taxes, net of federal income tax benefit	—	4	(6)	4
Foreign income tax rate differential	—	(3)	(2)	1
Tax credits and special deductions	(1)	(9)	(17)	(18)
U.S. tax rate benefit from loss carryback	—	1	(5)	—
Tax rate changes	—	(1)	—	(4)
Deemed mandatory repatriation tax	—	—	—	—
Uncertain tax positions	—	(1)	(4)	(3)
Deferred taxes on Personal Care Group Investment	—	1	(51)	—
Deferred taxes on foreign earnings	—	2	(1)	2
Intercompany income with assets held for sale	—	—	3	3
Net book value adjustment of assets held for sale	—	—	5	—
Valuation allowance on deferred tax assets	—	1	47	5
Nondeductible expenses	—	17	1	3
Global intangible low-taxed income (GILTI)	—	3	—	—
Foreign-derived intangible income (FDII)	—	(1)	—	—
Other	—	1	(2)	1
Income tax (benefit) expense	(2)	6	(80)	11

On November 30, 2021, Domtar Corporation was acquired by Paper Excellence and incurred significant costs to complete the transaction as well as significant executive compensation as a result of the change in control. Certain of these transaction costs and executive compensation expenses are not deductible for tax purposes and substantially impact the effective tax rate. The tax impact of these amounts in the Predecessor period is included in the Nondeductible Expenses in the above table. During the Predecessor Period ending November 30, 2021, the Company recorded $3 million of tax expense related to Global Intangible Low-Tax Income (GILTI). GILTI is an additional U.S. tax on certain income earned by foreign subsidiaries. Additionally, the Company recorded $9 million of tax credits during the 2021 Predecessor Period, mainly research and experimentation credits, which significantly impacts the effective tax rate.

During the Successor Period, the Company recorded $1 million of tax credits, mainly research and experimentation credits.

On January 7, 2021, the Company reached an agreement with AIP to sell the Personal Care business. As such, for the December 31, 2020 reporting period, the Company was no longer indefinitely reinvested in that business and classified its investment in that business as held for sale. Accordingly, a deferred tax asset of $51 million was recorded for the difference between the net book value of the business and the tax basis of that business. The Company accounted for the tax impacts related to the sale of the Personal Care business as a stock investment and therefore recognizing the tax benefit for recording the book/tax basis difference and the net book value adjustment as part of continuing operations. Both of these items impacted the effective tax rate in 2020.

The Company assessed the value of the deferred tax asset related to the basis difference described above, which is shown as a capital loss for tax purposes and determined that the Company will not realize the full benefit from the asset. As such, the Company recorded a valuation allowance of $44 million associated with this deferred tax asset. During 2020, the Company also analyzed its existing Arkansas research and development credits and recorded an additional valuation allowance of $3 million since it is expected some of the credits will expire un-utilized. These amounts unfavorably impacted the effective tax rate in 2020.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

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

The Company recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020. Since the Company has a tax loss in 2020, the tax credits were carried forward and were utilized in the predecessor period.

As a result of the deemed mandatory repatriation tax requirement of the U.S. Tax Reform, the Company has taxed its undistributed foreign earnings as of December 31, 2017, at reduced tax rates. After completing its evaluation of the U.S. Tax Reform’s impact on its business operations, the Company has determined that it is no longer indefinitely reinvested in these undistributed foreign earnings as well as foreign earnings after December 31, 2017. As such, as of December 31, 2020, the Company recorded a deferred tax liability of $11 million ($12 million as of December 31, 2019) for foreign withholding tax and various state income taxes associated with future repatriation of these earnings. This additional $1 million tax benefit impacted the effective tax rate for 2020 ($2 million tax expense for 2019).

The Company recorded $18 million of tax credits in 2019, mainly research and experimentation credits, which favorably impacted the effective tax rate. Arkansas legislation changes were passed in 2019 which reduced the state tax rate and changed how the apportionment factor is calculated. This resulted in a deferred state tax benefit of $4 million for the Company. Additionally, a valuation allowance of $5 million was recorded on state attributes the Company does not expect to utilize before they expire.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2021 and December 31, 2020 are comprised of the following:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Accounting provisions	36	30
Net operating loss carryforwards and other deductions	48	56
Pension and other employee future benefit plans	—	18
Inventory	—	11
Tax credits	30	41
Other	19	12
Gross deferred tax assets	133	168
Valuation allowance	(58)	(64)
Net deferred tax assets	75	104
Property, plant and equipment	(458)	(352)
Intangible assets	(51)	(6)
Pension and other employee future benefit plans	(23)	—
Inventory	(10)	—
Outside basis difference	(12)
Other	(24)	(31)
Total deferred tax liabilities	(578)	(389)
Net deferred tax liabilities	(503)	(285)
Included in:
Deferred income taxes and other	(503)	(285)
Total	(503)	(285)

On November 30, 2021, the Company was acquired by Paper Excellence and under the acquisition method of accounting the Company’s assets and liabilities adjusted to fair value as of the date of the Merger. The Company has provided for deferred taxes for these adjustments as necessary. Additionally, as a condition to obtain the approval of the Merger from the Canadian Competition Bureau, the Company was required to commit to the divestiture of its Kamloops, British Columbia production facility and is accounting for these operations as Assets Held for Sale. Accordingly, the Company has provided for deferred taxes on the outside basis difference that is expected to be realized when these operations are sold. This was also recorded through acquisition accounting.

At December 31, 2021, the Company had no federal net operating loss carryforwards, however, the Company recorded a capital loss on the sale of the Personal Care Division in 2021 of $185 million (representing a deferred tax asset of $43 million). The Company also had other foreign net operating losses of $16 million at December 31, 2021, of which $12 million expires in 2042 and the rest are carried forward indefinitely.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

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

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions:

•	US state tax credits ($15 million valuation allowance)
•	Capital loss ($43 million valuation allowance)

In 2021, the valuation allowance unfavorably impacted tax expense and the effective tax rate by $1 million (2020 – $47 million and 2019 – $5 million).

As of December 31, 2021, the Company recorded a deferred tax liability of $13 million ($11 million for 2020) for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. With the exception of the Kamloops, British Columbia production facility, which is being shown as held for sale, the Company did not provided for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that this deferred tax liability in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2021, the Company had gross unrecognized tax benefits of approximately $22 million ($23 million and $28 million for 2020 and 2019, respectively). If recognized in 2021, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. These amounts are included in Deferred income taxes and other on the Consolidated Balance Sheets.

	December 31,	December 31,	December 31,
	2021	2020	2019
	$	$	$
Balance at beginning of year	23	28	28
Additions based on tax positions related to current year	2	1	3
Additions for tax positions of prior years	—	1	2
Expirations of statutes of limitations	(4)	(7)	(6)
Interest	1	—	1
Balance at end of year	22	23	28

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2021 (less than $1 million for 2020 and $1 million for 2019). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $4 million of its unrecognized benefits may be recognized by December 31, 2022. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2021 are Canada and the U.S. The Company will file one consolidated U.S. federal income tax return. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2021, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2013 through 2020, with federal years prior to 2018 being closed from a cash tax liability standpoint in the U.S. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Work in process and finished goods	359	286
Raw materials	110	91
Operating and maintenance supplies	194	185
	663	562

Certain domestic raw materials, in process and finished goods inventories are valued based on the LIFO method. LIFO inventories were $213 million and $220 million at December 31, 2021 and 2020, respectively. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $1 million lower than reported as of December 31, 2021 and $52 million greater at December 31, 2020.

The Company’s Cost of sales includes a pre-tax charge of $6 million for the period from December 1 to December 31, 2021, relating to the portion of the step-up on inventories sold during the period.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

		Successor	Predecessor
	Range of useful lives	December 31,	December 31,
	(in years)	2021	2020
		$	$
Machinery and equipment	3 – 20	1,894	7,147
Buildings and improvements	10 – 40	199	888
Timberlands	(1)	142	192
Assets under construction	—	311	82
		2,546	8,309
Less: Accumulated depreciation		(22)	(6,389)
		2,524	1,920

(1)	Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021 was $22 million and $181 million, respectively (2020 – $207 million; 2019 – $215 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

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

The components of lease expense were as follows:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Operating lease expense	4	17	22	21

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4	20	23	21
Operating cash flows from finance leases	—	—	1	1
Financing cash flows from finance leases	—	1	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	—	3	12	24
Finance leases	—	—	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Operating leases
Operating lease right-of-use assets	48	59

Lease liabilities due within one year	19	20
Long-term operating lease liabilities	36	50
	55	70

Finance leases
Property, plant and equipment	5	4
Accumulated depreciation	(2)	(2)
	3	2

Long-term debt due within one year	1	1
Long-term debt	3	4
	4	5

Weighted-average remaining lease term
Operating leases	4.3 years	4.7 years
Finance leases	6.8 years	7.9 years

Weighted-average discount rate
Operating leases	3.2%	4.4%
Finance leases	4.8%	8.4%

Maturities of lease liabilities at December 31, 2021 were as follows:

Operating leases
$
2022	17
2023	16
2024	12
2025	6
2026	3
Thereafter	5
Total lease payments	59

Less: Imputed interest	4

Total lease liabilities	55

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		Successor			Predecessor
	Preliminary useful lives	December 31,			December 31,
	(in years)	2021			2020
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	40	7	—	7	3	(1)	2
Customer relationships	Up to 15	171	(1)	170	24	(10)	14
Trade Names	Up to 20	30	—	30	—	—	—
Technology	7 – 20	—	—	—	8	(5)	3
Non-Compete	9	—	—	—	1	(1)	—
		208	(1)	207	36	(17)	19
Indefinite-lived intangible assets not subject to amortization
Water rights		—	—	—	4	—	4
License rights		—	—	—	6	—	6
Total		208	(1)	207	46	(17)	29

Amortization expense related to intangible assets for the 1 month ended December 31, 2021 and 11 months ended November 30, 2021 was $1 million and $1 million, respectively ($1 million in 2020 and 2019, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2022	2023	2024	2025	2026
	$	$	$	$	$
Amortization expense related to intangible assets	13	13	13	13	13

The Company performed its annual impairment test on its indefinite-lived intangible assets at October 1, 2021, 2020 and 2019, using a quantitative approach, except for the license rights and water rights, where the Company used a qualitative approach, and determined that the estimated fair values of its indefinite-lived intangible assets exceeded their carrying amounts. No impairment charge was recorded for indefinite-lived intangible assets during 2021, 2020 or 2019.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

OTHER ASSETS

The following table presents the components of other assets:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Pension asset - defined benefit pension plans	248	152
Other	25	37
	273	189

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

The Company implemented a cost savings program. As part of this program, in August 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, in May 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the Company recorded nil and $9 million, respectively, of accelerated depreciation under Impairment of long-lived assets and a reversal of $1 million and $17 million, respectively, of closure costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the year ended December 31, 2020, the Company recorded $136 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $99 million of closure costs, largely related to severance costs, inventory write downs and environmental liabilities, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. The Company estimates the capitalized conversion cost to be approximately $350 million. For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the Company recorded $3 million and $27 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Ashdown, Arkansas mill and Port Huron, Michigan mill

On September 27, 2019, the Company’s Board of Directors approved the decision to permanently shut down two paper machines, which was announced on October 3, 2019. The closures took place at the Ashdown, Arkansas pulp and paper mill and the Port Huron, Michigan paper mill.

For the year ended December 31, 2019, the Company recorded $32 million of accelerated depreciation under Impairment of long-lived assets and $1 million of accelerated depreciation under Depreciation and amortization, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $22 million of closure costs, largely related to severance costs, under Closure and restructuring costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

The following table provides the activity in the closure and restructuring and transaction costs liability:

	December 31,	December 31,
	2021	2020
	$	$
Balance at beginning of year	28	12
Additions	21	48
Payments	(28)	(32)
Balance at end of year (1)	21	28

(1)	At December 31, 2021, $12 million is shown in Trade and other payables and $9 million is shown in Other liabilities and deferred credits.

The $21 million provision is comprised of severance and termination costs of $2 million related to the Pulp and Paper business, as well as transaction costs of $6 million and license fees and other costs of $13 million related to Corporate.

Closure and restructuring costs are based on management’s best estimates at December 31, 2021. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Trade payables	297	242
Payroll-related accruals	131	98
Other accruals	115	116
	543	456

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income (loss) by component(1) for the periods ended  December 31, 2020, November 30, 2021 and December 31, 2021.

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Predecessor	$	$	$	$	$
Balance at December 31, 2019	(5)	(197)	11	(202)	(393)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	3	N/A	N/A	N/A	3
Foreign exchange forward contracts	23	N/A	N/A	N/A	23
Net loss	N/A	(21)	(1)	N/A	(22)
Foreign currency items	N/A	N/A	N/A	63	63
Other comprehensive income (loss) before reclassifications	27	(21)	(1)	63	68
Amounts reclassified from Accumulated other comprehensive loss	12	11	(2)	—	21
Net current period other comprehensive income (loss)	39	(10)	(3)	63	89
Balance at December 31, 2020	34	(207)	8	(139)	(304)
Natural gas swap contracts	22	N/A	N/A	N/A	22
Foreign exchange forward contracts	2	N/A	N/A	N/A	2
Net gain	N/A	85	5	N/A	90
Foreign currency items	N/A	N/A	N/A	57	57
Other comprehensive income before reclassifications	24	85	5	57	171
Amounts reclassified from Accumulated other comprehensive loss	(31)	10	(1)	—	(22)
Net current period other comprehensive (loss) income	(7)	95	4	57	149
Balance at November 30, 2021	27	(112)	12	(82)	(155)
Elimination of Predecessor's Accumulated other comprehensive loss	(27)	112	(12)	82	155
Balance at November 30, 2021	—	—	—	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Successor	$	$	$	$	$
Balance at November 30, 2021	—	—	—	—	—
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	3	N/A	N/A	N/A	3
Net gain (loss)	N/A	17	(1)	N/A	16
Foreign currency items	N/A	N/A	N/A	8	8
Other comprehensive income (loss) before reclassifications	—	17	(1)	8	24
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	17	(1)	8	24
Balance at December 31, 2021	—	17	(1)	8	24

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income (loss):

Details about Accumulated other comprehensive income (loss) components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Successor	Predecessor
	Period from December 1, through December 31, 2021	Period from January 1, through November 30, 2021	Year ended December 31, 2020	Year ended December 31, 2019
	$	$	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	—	10	(10)	(4)
Currency options and forwards (1)	—	38	(6)	(7)
Net investment hedge (2)	—	(9)	—	—
Total before tax	—	39	(16)	(11)
Tax (expense) benefit	—	(8)	4	3
Net of tax	—	31	(12)	(8)

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)(4)	—	(7)	(12)	(40)
Amortization of prior year service cost (3)	—	(1)	(2)	(5)
Discontinued operations	—	(4)	—	—
Total before tax	—	(12)	(14)	(45)
Tax benefit	—	2	3	12
Net of tax	—	(10)	(11)	(33)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	1	1	1
Amortization of prior year service credit (3)	—	1	1	1
Total before tax	—	2	2	2
Tax expense	—	(1)	—	(1)
Net of tax	—	1	2	1

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)	This amount is included in Earnings from discontinued operations, net of taxes in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 6 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).
(4)	In 2021, the non-cash settlement was nil (2020 – $2 million; 2019 – $30 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

LONG-TERM DEBT

				Successor	Predecessor
		Par		December 31,	December 31,
	Maturity	Amount	Currency	2021	2020
		$		$	$
Unsecured notes
4.4% Notes	2022	300	US	—	300
6.25% Notes	2042	250	US	264	249
6.75% Notes	2044	250	US	262	250
Senior secured notes
6.75% Notes	2028	775	US	775	—
ABL Revolving Credit Facility	2026	—	US	115	—
First Lien Term Loan	2028	525	US	520	—
Term Loan	2025	—	US	—	294
Finance lease obligations	2021 - 2028			4	5
				1,940	1,098

Less: Unamortized debt issuance costs				38	6

Less: Due within one year				259	13
				1,643	1,079

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases
	$	$
2022	373	1
2023	26	1
2024	26	1
2025	26	1
2026	141	1
Thereafter	1,323	1
	1,915	6
Less: Amounts representing interest	—	2
Total payments	1,915	4

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

4.4% UNSECURED NOTES

On April 8, 2021, the Company redeemed the 4.4% Notes, originally due in 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest, as well as a make-whole premium of $11 million.

ABL REVOLVING CREDIT FACILITY

On November 30, 2021, the Company entered into an ABL Revolving Credit Facility that matures on November 30, 2026. The ABL Revolving Credit Facility is available to Domtar Corporation and certain other domestic and Canadian subsidiaries and provides for revolving loans and letters of credit in an aggregate amount of up to $400 million, subject to borrowing base capacity.

Borrowings under the ABL Revolving Credit Facility is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin.

The Company’s obligations under the ABL Revolving Credit Facility are guaranteed by its immediate parent (a company with no assets other than Domtar shares) and its wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. The ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. and Canadian subsidiaries and second-priority lien on the fixed assets of its wholly-owned material U.S. subsidiaries, excluding principal properties (second in priority to the liens securing on First Lien Term Loan Facility (the “Term Loan Facility”) discussed below), in each case, subject to permitted liens.

Borrowings under the ABL Revolving Credit Facility bear interest at LIBOR, EURIBOR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s utilization of the credit. In addition, the Company pays facility fees quarterly at rates linked to its utilization of the credit. The Company does not anticipate a significant impact to its financial position from the planned phase out of LIBOR.

The ABL Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on the Company’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change its line of business.

The ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the prior twelve month period when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply at December 31, 2021.

FIRST LIEN TERM LOAN FACILITY

On November 30, 2021, the Company entered into a Term Loan Facility maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available on a delayed draw basis (the “Delayed Draw Term Loan”) to fund redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022.

Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1% per annum of the principal amount in 2022 and 5% per annum thereafter.

The interest rate margin applicable to borrowings under the Term Loan Facility is, at the Company’s option, either (1) the base rate plus an applicable margin or (2) LIBOR plus an applicable margin. The Term Loan Facility is subject to a LIBOR floor of 0.75%.

The Company is required to prepay the Term Loan Facility and Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights. The Company is required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow in each case, subject to certain exceptions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

The Company’s obligations under the Term Loan Facility are guaranteed by its immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. The Term Loan Facility has a first-priority lien on the fixed assets of its wholly-owned material U.S. subsidiaries’ fixed assets and a second-priority lien on the current asset collateral (second in priority to the liens securing the ABL Credit Facility discussed above), in each case, subject to other permitted liens.

The Term Loan Facility contains customary negative covenants consistent with those applicable to the Notes, including, but not limited to, restrictions on the Company’s ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

On January 7, 2022, the Company utilized $127 million under the delayed draw term facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled, leaving total drawings under the Term Loan Facility of $652 million.

SENIOR SECURED NOTES

Pearl Merger Sub Inc., a newly formed, wholly-owned subsidiary of Pearl Excellence Holdco L. P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the ‘‘Notes’’). This note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes.

The Notes will mature on October 1, 2028 and interest on the Notes will be payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Note issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price.

The Company’s obligations under the Senior Secured Notes are guaranteed by its immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. The Senior Secured Notes will be secured by a lien on substantially all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries’ fixed assets and a second-priority lien on the Current Asset Collateral (second in priority to the liens securing the ABL Credit Facility discussed above), in each case, subject to other permitted liens.

The Senior Secured Notes contain customary negative covenants consistent with those applicable to the Notes, including, but not limited to, restrictions on the Company’s ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding.

TERM LOAN

On May 5, 2020, the Company entered into a $300 million Term Loan Agreement with a maturity date of May 5, 2025. The Company used borrowings under the Term Loan Agreement to repay other debt and to pay related fees and expenses.

At December 31, 2020, the Company had $294 million of borrowings outstanding under the Term Loan Agreement.

On March 11, 2021, the Company fully repaid its Term Loan Agreement, originally maturing on May 5, 2025, in the amount of $294 million and wrote-off $2 million of unamortized debt issuance costs related to this repayment.

REVOLVING CREDIT FACILITY

The Company had an unsecured $700 million revolving credit facility that was terminated on November 30, 2021. At December 31, 2020, the Company had no borrowings and $54 million of letters of credit outstanding under this facility.

RECEIVABLES SECURITIZATION

The Company had a $150 million receivables securitization facility that terminated in October 2021. At December 31, 2020, there were no borrowings and no letters of credit outstanding under this facility.

For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, a net charge of nil and $1 million, respectively (2020 – $1 million; 2019 – $2 million) resulted from the program described above and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

EXISTING DOMTAR NOTES CHANGE OF CONTROL OFFERS

Following the change of control of Domtar, Domtar was obligated, pursuant to the indenture governing the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”), to make the Existing Domtar Notes Change of Control Offers, pursuant to which Domtar offered to repurchase all of the Existing Domtar Notes from holders at a purchase price of 101%. Up to $250 million under the Delayed Draw Term Loan and up to $250 million of proceeds of the issue of Notes was earmarked for the repurchase of the Existing Domtar Notes pursuant to the Existing Domtar Notes Change of Control Offers. Up to $250 million aggregate principal amount of the Senior Secured Notes was subject to special mandatory redemption to the extent proceeds were not used to fund the redemptions of the Existing Domtar Notes pursuant to the Existing Domtar Notes Change of Control Offers.

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding post January 7, 2022, the payment date.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Liability - other post-retirement benefit plans	55	62
Pension liability - defined benefit pension plans	59	124
Pension liability - multiemployer plan withdrawal	38	40
Other	64	84
	216	310

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

SHAREHOLDERS’ EQUITY

Acquisition of Domtar Corporation by Paper Excellence

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation (the “Company”) by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). On the terms and subject to the conditions set forth in the Merger Agreement, each share of the Company’s outstanding common stock was converted into the right to receive $55.50 in cash, upon which the shares were cancelled.

COMMON STOCK

At December 31, 2021, the Company has 100 common shares, par value of $0.01 per share.

Prior to the acquisition, the Company was authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock were entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2021 and December 31, 2020, were as follows:

	Successor		Predecessor
	December 31,		November 30,		December 31,
	2021		2021		2020
	Number		Number		Number
Common stock	of shares	$	of shares	$	of shares	$
Balance at beginning of period	50,379,090	1	55,194,538	1	56,880,910	1
Shares cancelled	(50,379,090)	(1)	—	—	—	—
Shares issued
Treasury stock (1)	—	—	(4,815,448)	—	(1,686,372)	—
Common shares	100	—	—	—	—	—
Balance at end of period	100	—	50,379,090	1	55,194,538	1

(1)	During 2021, the Company repurchased 5,060,865, and issued 245,417 shares out of Treasury stock in conjunction with the exercise of stock-based compensation awards.

DIVIDENDS

During 2020, the Company declared one quarterly dividend of $0.455 per share, to holders of the Company’s common stock. Total dividends of approximately $25 million were paid on April 15, 2020, to shareholders of record as of April 2, 2020.

STOCK REPURCHASE PROGRAM

During 2021, the Company repurchased a total of 5,060,865 shares at an average price of $46.96 for a total cost of $238 million.

During 2020, the Company repurchased 1,798,306 shares at an average price of $33.05 for a total cost of $59 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

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

For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the Company’s operating expenses for environmental matters amounted to $3 million and $37 million, respectively (2020 – $60 million; 2019 – $68 million).

The Company made capital expenditures for environmental matters of $1 million and $4 million, respectively, during the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021 (2020 – $2 million; 2019 – $19 million).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2021	2020
	$	$
Balance at beginning of year	42	31
Additions and other changes	3	14
Environmental spending	(4)	(3)
Balance at end of year (1)	41	42

(1)	At December 31, 2021, $8 million is shown in Trade and other payables and $33 million is shown in Other liabilities and deferred credits.

At December 31, 2021, anticipated undiscounted payments in each of the next five years are as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	8	2	6	2	2	56	76

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2021, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2021, were as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	233	12	9	—	—	—	254

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2021, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2021 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court ruled the EPA wrongly understood the Clean Air Act, vacated the ACE rule, sending it back to the EPA for further consideration. The court also rejected the embedded repeal of the Clean Power Plan, but the court stayed its mandate as to that part of its decision to avoid reinstating that now outdated Clean Power Plan. Four petitions of certiorari were filed with the United States Supreme Court seeking review of the D.C. Circuit’s decision, and the Supreme Court decided to hear the appeal. Oral argument is scheduled for February 28, 2022, and a decision is expected in the Summer of 2022. Regardless of the outcome of the petitions for certiorari and EPA’s further consideration, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system in provinces that do not already impose a cost on carbon emissions. The Government of Canada has imposed its carbon pricing program for regulating GHG emissions in Ontario, which took effect on January 1, 2019. To reduce GHG emissions and recognize the unique circumstances of the province’s diverse economy, Ontario finalized its own GHG Emission Performance Standards regulation. The Canadian Government has accepted Ontario’s program as an alternative to the federal program and the transition for Ontario facilities from the federal program to the Ontario program occurred on January 1, 2022. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in Ontario.

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

DECEMBER 31, 2021

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2021, two customers located in the U.S. represented 28% or $130 million, of the Company’s receivables (December 31, 2020 – two customers located in the U.S. represented 29% or $104 million).

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

INTEREST RATE RISK

The Company is exposed to interest rate risk arising from fluctuations in interest rates on its cash and cash equivalents, bank indebtedness, revolving credit facility, term loan and long-term debt. The Company’s objective in managing exposure to interest rate changes is to minimize the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company may manage this interest rate exposure through the use of derivative instruments such as interest rate swap contracts, whereby it agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.

EQUITY RISK

The Company was exposed to changes in share prices with regard to its stock-based compensation program. The Company managed its exposure through the use of derivative instruments such as equity swap contracts. In March 2020, the Company entered into a total return swap agreement covering 500,000 common shares which was settled on November 30, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 24 months.

As of December 31, 2021, the Company hedged 27% and 10% of its forecasted purchases under derivative contracts for 2022 and 2023, respectively. The natural gas derivative contracts were effective as of December 31, 2021.

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 19 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2021, the Company hedged 62% and 18% of its forecasted net cash exposures under contracts for 2022 and 2023, respectively. The foreign exchange derivative contracts were effective as of December 31, 2021.

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

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at December 31, 2021 and December 31, 2020, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Successor
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2021	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	26	—	26	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	259	—	259	—	(b)	Long-term debt due within one year
Long-term debt	1,682	—	1,682	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

	Predecessor
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2020	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	31	—	31	—	(a)	Prepaid expenses
Currency derivatives	16	—	16	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	48	—	48	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	6	—	6	—

Other Instruments:
Stock-based compensation - liability awards	5	5	—	—		Trade and other payables
Stock-based compensation - liability awards	11	11	—	—		Other liabilities and deferred credits
Equity swap contracts	2	2	—	—		Other assets
Long-term debt due within one year	13	—	13	—	(b)	Long-term debt due within one year
Long-term debt	1,216	—	1,216	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020. The carrying value of the Company’s long-term debt due within one year is $259 million and $13 million at December 31, 2021 and December 31, 2020, respectively.

(c)	The carrying value of the Company’s long-term debt is $1,643 million and $1,079 million at December 31, 2021 and December 31, 2020, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

SEGMENT DISCLOSURES

Following the sale of the Company’s Personal Care business on March 1, 2021, the Company now operates as a single reportable segment as described below, which also represents its only operating segment:

•

Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp, and high quality airlaid and ultrathin laminated cores.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
SEGMENT DATA	2021	2021	2020	2019
	$	$	$	$
Sales by product group
Communication papers	155	1,834	1,968	2,571
Specialty and packaging papers	49	538	575	637
Market pulp	96	996	872	911
Consolidated sales (1)	300	3,368	3,415	4,119
Operating income (loss) from continuing operations (2)
Pulp and Paper	4	157	(153)	201
Corporate	(3)	(168)	(34)	(47)
Consolidated operating income (loss) from continuing operations	1	(11)	(187)	154
Interest expense, net	10	54	58	52
Non-service components of net periodic benefit cost	(2)	(22)	(17)	23
(Loss) earnings before income taxes and equity loss	(7)	(43)	(228)	79
Income tax (benefit) expense	(2)	6	(80)	11
Equity method investment loss, net of taxes	—	—	3	2
(Loss) earnings from continuing operations	(5)	(49)	(151)	66
Earnings from discontinued operations, net of taxes	1	26	24	18
Net (loss) earnings	(4)	(23)	(127)	84

(1)	In 2021 and 2020, Staples, one of the Company’s largest customers, represented approximately 12% (2020 – 13%) of the total sales.
(2)

The Government of Canada created the Canada Emergency Wage Subsidy ("CEWS") to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. The Company recognized in the predecessor period $7 million as a reduction of costs (CDN $9 million) ($6 million in Cost of sales (CDN $7 million) and $1 million in Selling, general and administrative (CDN $2 million)) related to this program.

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Segment assets
Pulp and Paper	4,051	3,012
Corporate	516	515
Total for reportable segments	4,567	3,527
Assets held for sale	287	1,329
Consolidated assets	4,854	4,856

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Additions to property, plant and equipment
Pulp and Paper	42	251	120	208
Corporate	—	4	3	3
Discontinued Operations	1	15	37	53
Consolidated additions to property, plant and equipment	43	270	160	264
Add: Change in payables on capital projects	(2)	(2)	15	(9)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	41	268	175	255

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$
Geographic information
Sales
United States	232	2,560	2,691	3,219
Canada	27	327	324	419
Asia	26	315	203	207
Europe	13	157	116	149
Other foreign countries	2	9	81	125
	300	3,368	3,415	4,119

	Successor	Predecessor
	December 31,	December 31,
	2021	2020
	$	$
Long-lived assets
United States	2,069	1,423
Canada	710	585
	2,779	2,008

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

RELATED PARTY TRANSACTIONS

Related party transactions with Paper Excellence and their affiliates were not material as of December 31, 2021 and for the period December 1 through December 31, 2021.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”.

 Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2021.

ITEM 9B.  OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information included under the captions “Governance of the Corporation” and “Directors” will be provided by incorporating the information required by amendment to this Form 10-K annual report under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report.

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

ITEM 11.  EXECUTIVE COMPENSATION

Item 11 will be provided by incorporating the information required under such item by amendment to this Form 10-K annual report under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 will be provided by incorporating the information required under such item by amendment to this Form 10-K annual report under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 will be provided by incorporating the information required under such item by amendment to this Form 10-K annual report under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 will be provided by incorporating the information required under such item by amendment to this Form 10-K annual report under cover of Form 10-K/A to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K annual report.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Amendment No. 2 to the Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	10-Q	2.1	08/05/2021

2.2	Agreement of Plan of Merger among Domtar Corporation, Karta Halten B.V., and Pearl Merger Sub Inc. and Paper Excellence B.V. and Hervey Investments B.V. dated as of May 10, 2021	8-K	2.1	05/12/2021

2.3	Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	8-K	2.1	01/08/2021

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2021

3.2	Amended and Restated By-Laws	8-K	3.2	11/30/2021

4.1

ABL Revolving Credit Agreement, dated as of November 30, 2021, by and  among Pearl Merger Sub Inc., Domtar Inc., Pearl Excellence Holdco L.P., and Barclays Bank PLC, as Administrative Agent and Collateral Agent, and Barclay Bank PLC, Bank of Montreal and Credit Suisse Loan Funding LLC, as the Lenders party thereto

4.2

First Lien Credit Agreement, dated as of November 30, 2021, by and among Pearl Merger Sub Inc., Pearl Excellence Holdco L.P. and Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Bank PLC, BMO Capital Markets Corp. and Credit Suisse Loan Funding LLC as Lender party thereto

4.3

Indenture, dated as of October 18, 2021, among Pearl Merger Sub Inc. (to be merged with and into Domtar Corporation), the guarantors party thereto, and the Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028

4.4

Supplemental Indenture, dated as of November 30, 2021, among Domtar Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028

4.5

Second Supplemental Indenture, dated as of December 30, 2021, among Domtar Corporation and Domtar Delaware Holdings Inc., The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.6

Supplemental Indenture, dated December 30, 2021, among Domtar Delaware Holdings Inc., Domtar Corporation, The Bank of New York Mellon, as successor to The Bank of New York, as trustee, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture

4.7	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

10.1*	Amended and Restated Severance Program for Management Committee Members	10-K	10.6	03/01/2021

10.2*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.7	03/01/2021

10.3*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.8	02/25/2020

10.4*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.5*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.6*	Amended and Restated Employment Agreement of Mr. John D. Williams

10.7*	Amended and Restated Employment Agreement of Mr. Daniel Buron

10.8*	Separation Agreement of employment with Domtar of Mr. Michael D. Garcia	10-K	10.16	03/01/2021

21	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the periods ended:

	Successor	Predecessor
	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,	Year ended December 31,
	2021	2021	2020	2019
	$	$	$	$

Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
Balance at beginning of period	4	6	4	3
Charged to income	—	(2)	4	1
Deductions from reserve	—	—	(2)	—
Balance at end of period	4	4	6	4
Valuation Allowance on Deferred Tax Assets
Balance at beginning of period	58	64	17	12
Charged to income	—	1	47	5
Deductions from reserve	—	(7)	—	—
Balance at end of period	58	58	64	17

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on March 10, 2022

DOMTAR CORPORATION

by	/s/ John D. Williams
Name:	John D. Williams
Title:	President and Chief Executive Officer

We, the undersigned directors and officers of Domtar Corporation, hereby severally constitute Nancy Klembus and Josée Mireault, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2022
John D. Williams

/s/ Daniel Buron	Executive Vice President and Chief Financial	March 10, 2022
Daniel Buron	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/Patrick Loulou	Director	March 10, 2022
Patrick Loulou

/s/ Tom Shih	Director	March 10, 2022
Tom Shih

/s/ Hardi Wardhana	Director	March 10, 2022
Hardi Wardhana