Form 10-K/A
period 2021-12-31
Domtar CORP
filed 2022-04-25
CIK 1381531

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Name: PricewaterhouseCoopers LLP | Auditor Location: Charlotte, NC | Auditor Firm PCAOB ID: 238

EXPLANATORY NOTE

Domtar Corporation (Domtar, the Company, our, we or us) is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on March 10, 2022 (the Original Form 10-K), for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Form 10-K/A to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K. This Form 10-K/A amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

DOMTAR CORPORATION

AMENDMENT NO. 1 to ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is presented in Part I, Item 1, Business, under the caption “Our Executive Officers” of the Original Form 10-K, and is hereby incorporated in this Part III, Item 10 by reference.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of April 1, 2022.

Name	Age	Position and Business Experience
Patrick Loulou	53

Vice-Chairman, Paper Excellence

Mr. Loulou became a director of the Company on November 30, 2021, as part of the Merger. Mr. Loulou was the Company’s Senior Vice-President, Business Development from 2007 until the Merger, at which date he became Paper Excellence Vice-Chairman. He previously held several positions in the telecommunications sector as well as in management consulting. His over 20-year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, business transformation and business development. Mr. Loulou has a PhD and Masters degree in Aeronautics and Astronautics from Stanford University, and a Bachelor of Science in Mechanical Engineering from Polytechnique in Montréal, Canada. He is also a trustee of the Montreal Fine Arts Museum Foundation and sits on the Board of the Montreal Symphony Orchestra.

Tom Shih	51

Chief, Legal Affairs, Paper Excellence Canada Holdings Corporation

Mr. Shih became a director of the Company on November 30, 2021, as part of the Merger. Mr. Shih previously served as General Counsel for the Paper Excellence Group and headed the legal department of the organization since 2011. In this capacity, he provided guidance to shareholder, executives and managers at all levels on all legal, corporate/commercial, regulatory, government affairs, compliance and strategic management matters relating to the Group and its various subsidiaries and affiliates. Currently he serves as Chief, Legal Affairs for Paper Excellence Canada Holdings Corporation. Mr. Shih holds several advanced degrees from the University of California, Los Angeles, including Juris Doctor (J.D.), Doctor of Environmental Science & Engineering (D. Env.), Master of Public Health (M.P.H.), and a Bachelor of Science in Biology. He is a licensed attorney with expertise in international, corporate, contracts, regulatory and environmental laws and regulations. Prior to his legal practice, Mr. Shih worked for over 5 years as an environmental Scientist at the California Environmental Protection Agency, Water Resources Control Board.

Hardi Wardhana	50

Director, Global Head of M&A, Paper Excellence

Mr. Wardhana became a director of the Company on November 30, 2021, as part of the Merger. Mr. Wardhana has been with the Paper Excellence Group since inception in 2006. He is currently a Director of Paper Excellence B.V., and the Global Head of M&A. Mr. Wardhana has been involved in all the M&A transactions within the Paper Excellence Group, overseeing a total of about US$8 billion in transaction value across Canada, France, Germany, Brazil and USA. Mr. Wardhana previously worked at McKinsey & Co as a management consultant. He earned a Bachelor of Science in Mechanical Engineering from Columbia University, a Master of Science in Engineering-Economic Systems from Stanford University and a Master in Finance from the London Business School.

Code of Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that is applicable to its directors and all employees, including the principal executive officer, the principal financial officer and the principal accounting officer, and which is available on the Corporation’s website at www.domtar.com. Directors and employees are required to complete annually a mandatory online training program that includes a certification attesting to their adherence to the Code.

ITEM 11.  EXECUTIVE COMPENSATION

Key Compensation Decisions for 2021

The metrics for participants in the 2021 corporate Annual Incentive Program were weighted 70% on company performance and 30% on division performance, with the division performance weighted 10% on Lost Time TFR (“LTFR”, a Pulp & Paper Health & Safety metric) and 20% on Pulp Productivity.

As part of the Corporation’s business transformation to move to a leaner, lower-cost management structure, Michael Garcia’s position of President, Pulp & Paper Division and Zygmunt Jablonski’s position of Senior Vice President and Chief Legal and Administrative Officer were eliminated from the organization effective January 4, 2021 and April 2, 2021, respectively. The Corporation entered into a separation agreement and general release with Mr. Garcia on January 19, 2021 and with Mr. Jablonski on April 2, 2021 in connection with their departures. The material terms of the separation agreements are described in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control.”

In light of the ongoing sale process with Paper Excellence, a retention bonus opportunity in the value of 200% of each respective current target bonus was presented to certain members of the Management Committee to encourage them to remain with the Company and fully focus on the business. This bonus was fully vested on the closing date as long as they were still employed with the Company.

Due to the acquisition of the Corporation by Paper Excellence, which was completed on November 30, 2021, all retention bonuses and all outstanding equity awards were settled and paid in cash.

2021 Compensation Results

For 2021, our Named Executive Officers (“NEOs”) are:

John D. Williams	President and Chief Executive Officer (President and CEO)
Daniel Buron	Executive Vice President and Chief Financial Officer (CFO)
James (Bill) Edwards	Senior Vice President, Pulp and Paper Operations (SVP, Pulp and Paper Operations)[1]
Robert Melton	Senior Vice President, Pulp and Paper Commercial (SVP, Pulp and Paper Commercial)[1]
Michael D. Garcia	Former President, Pulp and Paper Division (President, Pulp & Paper division)[2]
Zygmunt Jablonski	Former Senior Vice President and Chief Legal and Administrative Officer (SVP, Chief Legal & Administrative Officer)[3]

1 Appointed to the Management Committee effective February 23, 2021.

2 Mr. Garcia left Domtar effective January 4, 2021, as part of the Corporation’s management structure redesign.

3 Mr. Jablonski left Domtar effective April 2, 2021, as part of the Corporation’s management structure redesign.

Annual incentive awards as a percentage of target earned by our NEOs based on our business results for 2021 was 166.77%

The status of the LTIP Performance Share Units (“PSUs”) based on performance results are summarized below:

•	2019 PSUs – Now completed, with a total payout earned of 43.625% of target (100%)
•	2020 PSUs – Now completed, with a total payout earned of 132.625% of target (100%)
•	2021 PSUs – Now completed, with a total payout earned of 150.00% of target (100%)

For additional details, please see the “Performance-Based Annual Bonuses” and the “Long-Term Equity Incentives” sections on pages 7 and 9, respectively.

2022 Compensation

Due to the acquisition of the Corporation by Paper Excellence, which was completed on November 30, 2021, the Corporation’s compensation approach is changing for 2022 and future years.  Some of these changes are described below in connection with employment agreements that were entered into following the acquisition.  Other changes are yet to be determined.

In addition, the Corporation no longer has a Human Resource Committee (“HRC”).  In the future its role will be fulfilled by the Board of Directors assisted by an “Advisory Human Resource Committee.”  Members of the Board of Directors do not receive compensation for their service.

Additional Information on Executive Compensation Program

Compensation Decisions for 2021 – CEO Details

The tables and charts below show target total direct compensation for the CEO and reflect pay decisions made for 2021, as well as the competitive positioning as compared to the size-adjusted median of the proxy peer group as described under “Peer Group” section below.

John D. Williams: CEO – Target Total Direct Compensation

			Change
John D. Williams	2020	2021	Dollars	Percent
Base Salary	$1,213,800	$1,213,800	$0	0%
Annual Incentive Plan
Target % of Base Salary	117%	117%
Target Dollars	$1,420,146	$1,420,146	$0	0%
Target Total Cash	$2,633,946	$2,633,946	$0	0%
Actual Payout % of Target	62.90%	166.77%
Actual Payout Dollars	$893,272	$2,368,377	$1,475,106	165.14%
Actual Total Cash	$2,107,072	$3,582,177	$1,475,106	70.01%
Long-Term Incentive (LTIP) Target
Target % of Base Salary	325%	325%
Target Dollars	$3,944,850	$3,944,850	$0	0%
Target Total Direct Compensation	$6,578,796	$6,578,796	$0	0%

The following graph shows a comparison of our CEO’s target total compensation against peers.

* The dotted line references where Mr. Williams 2021 Target Total Compensation is relative to the peer companies.

Direct Compensation Mix – at Target

The 2021 target pay mix for our CEO and other NEOs is shown below and reflects the pay changes made for 2021.

The pay mix reflects greater emphasis on variable performance-based compensation for our CEO than for our other NEOs commensurate with his impact on the Corporation’s overall performance.

  Executive Compensation Decision-Making Process

Process and Participants

The table below lists the primary roles of the key participants in our executive compensation decision-making process:

Process and Participants	Description of Role
Board of Directors

•The Board recognizes the importance of executive compensation decisions to our management team. The efforts on these matters are structured to ensure that sound processes are followed, that sufficient time is provided for deliberation, and that decisions are made in support of our longer-term business strategy and objectives.

CEO Performance and Pay Evaluations

•Relevant pay and performance data are provided by Management for assessing the CEO’s performance and pay. After the Board reviews the CEO’s self-assessment of his and the Corporation’s performance, and consider any supporting market and performance data, the Board makes its pay decisions. The Board then provides performance feedback to the CEO, and communicate any resulting compensation actions.

Management

•The CEO provides input on several aspects of executive and Corporation performance, including overall goals and results achieved, as well as performance and pay for members of the Management Committee. Management retains Meridian Compensation Partners, LLC as its consultant, to provide general advice and counsel on various executive compensation matters.

Benchmarking

Use of Market Data

We use compensation market data as a reference for understanding the competitive pay positioning of each pay element and total compensation. Historically, our HRC did not seek to manage total compensation of our executive officers within a prescribed competitive position or percentile of the comparator group or compensation market data. Instead, in exercising its judgment about compensation decisions, our HRC reviewed compensation for each executive officer in relation to a range of market data (e.g., median, 25th percentile, 75th percentile, etc.) and considers this, along with internal and other external factors, in making executive pay decisions.

Peer Group

Our approach to executive pay benchmarking focuses on companies that reflect our industry, size, and ongoing business challenges. We conduct a formal benchmarking analysis every other year. Therefore, the market data used for 2021 pay was aged data from the 2019 compensation analysis.

•         At the time the peer group was approved, Domtar’s revenues were at $3.6 billion.

•	Peer group includes 17 companies in the paper & forest products and containers & packaging industries. Revenues generally range between approximately $800 million and $7 billion.
•	When benchmarking executive positions that are not widely reported in proxy filings, we use the same peer group companies that have participated in Aon Hewitt’s executive pay database.
•

To normalize for differences in company size, market median pay levels for our executives were determined for each component of pay and for total pay on a size-adjusted basis, using regression analysis based on revenues. In the benchmarking analysis used to make pay decisions in early 2021, the median revenues of the proxy group was $4.6 billion.

Details of Executive Compensation Program

Components of Executive Compensation

The principal components of our ongoing compensation program for our NEOs, and their primary purposes, are detailed below:

Component	Purpose
Base salaries	Deliver a competitive level of fixed cash pay intended to reflect the primary duties of the role
Annual cash bonuses	Offer an opportunity to earn additional pay based on achieving predetermined performance goals pursuant to our Annual Incentive Plan (“AIP”)
Long-term incentives	Align executives’ interests through grant-based incentive vehicles
Retirement and other health/welfare benefits	Provide assistance with executive retirement needs, and security in case of possible illness, disability, or loss of life
Perquisites	Limited business-related benefits are provided
Severance and Change- in-Control provisions	Provide protection against termination of employment for reasons beyond the executives’ control

The following paragraphs describe our approach to each component in greater detail.

Base Salaries

Historically, the HRC considered whether to grant merit increases and/or market-based adjustments to our executives. Such increases were not always made annually, but rather were made periodically after the HRC considered several factors:

•	Competitive market pay levels derived from our benchmarking analyses;
•	The executive’s performance throughout the year, and whether his or her duties changed during the year; and
•	The overall economic climate, and the Corporation’s performance.

Base salaries in 2021 for our NEOs were therefore as follows:

Name	Position	2020[1]	2021[1]	% Change
John D. Williams	President and CEO	$1,213,800	$1,213,800	0%
Daniel Buron	CFO	$ 661,670	$661,670	0%
James (Bill) Edwards	SVP, Pulp and Paper Operations	N/A2	$400,000	N/A
Robert Melton	SVP, Pulp and Paper Commercial	N/A2	$365,000	N/A
Michael D. Garcia	Former President, Pulp & Paper division	$ 679,639	N/A	N/A
Zygmunt Jablonski	Former SVP, Chief Legal & Administrative Officer	$ 597,719	$ 597,719	0%

1 Amounts shown are annualized for each NEO.  The actual salaries received by each NEO during 2021 is set forth in the Summary Compensation Table.

2 Messrs. Edwards and Melton’s base salary is not disclosed as they were not Named Executive Officer’s in 2020.

Performance-Based Annual Bonuses

Annual cash incentives focus our executive officers on achieving specific annual financial and operating results. Our AIP plays a key role in ensuring that our total cash compensation opportunity remains competitive.

Target awards. Each NEO has a target bonus award for the plan year, expressed as a percentage of the actual base salary paid to the NEO during that year. For 2021, short-term incentive targets were as follows:

Name	Position	Target as Percent of Salary
John D. Williams	President and CEO	117%
Daniel Buron	CFO	89%
James (Bill) Edwards	SVP, Pulp and Paper Operations	65%
Robert Melton	SVP, Pulp and Paper Commercial	65%
Michael D. Garcia	Former President, Pulp & Paper division	N/A1
Zygmunt Jablonski	Former SVP, Chief Legal & Administrative Officer	75%

1  Mr. Garcia was not eligible to receive a short-term incentive in 2021 per his termination agreement.

Based on performance, actual awards earned can vary as a percent of target from below threshold of 0% (if performance is below threshold for all measures) to a maximum of 200%. Achieving results at the threshold performance for any measure will result in a payout equal to 30% of the target award allocated to that measure. Between performance levels, award payouts will be interpolated on a straight-line basis.

Performance measures. The AIP measures results for Key Performance Indicators (“KPIs”) that we view as critical to positioning our business for the future. AIP performance measures are categorized as Fixed or Floating and are measured at the Corporate level and the Pulp & Paper Division level.

The Fixed measure categories of EBITDA and Health and Safety remain constant from year to year. The Floating or variable measures change periodically based on the more immediate business challenges we expect for a particular year. The measures applicable for our FY2021 program are described below.

Fixed Measures – measured at both the Corporate and Division levels

EBITDA. We view EBITDA as a leading indicator of our ability to successfully manage our business. This measure is defined as earnings before interest, taxes, depreciation and amortization, and excluding certain one-time or nonrecurring items as further described in our AIP.

Health and Safety. Providing a safe working environment for our employees is critical to our business and directly correlated with efficient operations and manufacturing excellence. This measure focuses on the degree to which we reduce the number of occurrences that must be reported to Occupational Safety and Health Agency (“OSHA”).

Floating Measures – measured at the Division level only

Pulp & Paper Division

•

Pulp Productivity. Increasing our productivity levels is an indicator of the efficiency with which we deploy our assets. This item measures productivity at our pulp and integrated mills relative to the prior year’s performance.

Company incentive plan structure.  The measures and weightings for the Company AIPs are indicated below.

•

Company performance measures. In 2021, the Corporate and Pulp and Paper AIP merged into one plan.  Company performance measures stayed consistent with prior years with two fixed measures, EBITDA and Health & Safety (which transitioned fully to Lost Time Frequency Rate “LTFR”). The floating measure continued to focus on Pulp Productivity.

Performance goals and results achieved. The following charts present each KPI, its weighting, the performance goals established at the beginning of 2021, results achieved for each measure, and the related payout earned as a percent of the target award. Our HRC, in exercising its judgment regarding the appropriate level of threshold, target and maximum goals for the 2021 performance measures, considered a number of factors that included the following (without any specific weighting):

•	Historical results for the performance measure;
•	Internally forecasted results for the performance measure as determined through our annual budgeting process;
•	External expectations for the performance measure; and
•	Expected degree of difficulty and likelihood of achieving the minimum, target and maximum goals.

Our HRC, reviewed the AIP goals on an annual basis. Financial metrics, such as EBITDA, are established in accordance with our annual budget, based on the business expectations for the coming year.

The HRC reviewed the performance of each NEO while taking into account Mr. Williams’ assessment for each of his direct reports. The Committee considered each NEOs performance against key strategic initiatives, operational efficiency, and leadership goals established at the beginning of 2021.

2021 Corporate KPIs	Weight (100%)	2021 Domtar Results	Threshold 30%	Target 100%	Maximum 200%	Payout as % of Target
Company EBITDA	70.0%	$491.0M	$238.2M	$294.0M	$349.9M	140.00%
Company Health and Safety
Pulp & Paper LTFR	10.0%	0.26	0.37	0.29	0.26	20.00%
Pulp & Paper Slush Pulp Productivity*
Paper Mills	10.0%	4,605	4,585	4,727	4,774	6.77%
Pulp Mills	10.0%	4,499	5,736	6,139	6,200	0.00%
2021 Percentage of Target Award Payable è						166.77%

Long-Term Equity Incentives

Our long-term equity incentives were designed to achieve the following objectives:

•	Reward the achievement of long-term business objectives; and
•	Retain a successful and proven management team.

Due to the acquisition of the Corporation by Paper Excellence, the Corporation no longer will grant long-term equity awards.

At the outset of each year, the HRC reviewed our program structure in light of the current state of our business and our ongoing transformation challenges. It then approves those changes it believes will better support our business strategy and align the executive team’s efforts with goals intended to increase value for our stockholders.

Award Mix. Domtar’s LTIP for senior executives for 2021 continued to use a portfolio approach, as shown below.

Restricted Stock Units: 40%

Restricted Stock Units, or RSUs, provided a retention incentive, and a sustained and meaningful alignment with stockholders, and helped retain our key contributors through our sometimes volatile business cycles. Dividend equivalents were credited as additional RSUs when paid on Domtar’s common stock. RSU grants and related dividend equivalents “cliff” vested on the third anniversary of the grant and are settled in shares of Domtar common stock.

Performance Share Units: 60%

Performance Share Units, or PSUs, linked a significant portion of executive pay to long-term company performance over a three-year period, and are weighted more heavily for that reason. Awards earned varied above or below target based on annual and cumulative performance results achieved relative to pre-established goals. Awards earned by our NEOs were settled in shares of Domtar common stock.

Approximately 165 of our managers participated in our equity compensation program in 2021. The grants awarded to our managers were generally comprised of RSUs and PSUs weighted 40% and 60%, respectively.

Overall Target Awards. Target long-term equity values for 2021 awards of PSUs and RSUs to our NEOs are shown in the following chart.

Name	Position	Target Equity Award as a % of Base Salary		% Change
		2020	2021
John D. Williams	President and CEO	325%	325%	0%
Daniel Buron	CFO	165%	165%	0%
James (Bill) Edwards	SVP, Pulp and Paper Operations	N/A1	50%	N/A
Robert Melton	SVP, Pulp and Paper Commercial	N/A1	50%	N/A
Michael D. Garcia	Former President, Pulp & Paper division	160%	N/A2	N/A
Zygmunt Jablonski	Former SVP, Chief Legal & Administrative Officer	130%	N/A2	N/A

1 Messrs. Edwards and Melton’s were not Named Executive Officer’s in 2020.

2 Messrs. Garcia and Jablonski were not eligible to receive LTIP in 2021 per their termination agreements.

Additional information regarding the terms of our PSU and RSU awards is provided in the narrative accompanying the Grants of Plan-Based Awards Table.

Performance Measure Determinations. Performance measures for the 2021 PSUs included relative Total Stockholder Return (“TSR”) and absolute Return on Invested Capital (“ROIC”) for our overall business. The two metrics were equally weighted at 50%.

At the beginning of the three-year cycle, goals for ROIC and TSR were set for each single year during the three-year measurement period, as well as on a cumulative basis for the entire three-year period. Each measurement period was weighted equally, as shown below.

PSU Performance Periods. No PSU awards could be earned when performance is below what is deemed to be performance threshold. Awards earned could range from 50% to 200% of target based on performance levels achieved. PSUs earned for the performance periods vested in full at the end of the entire three-year period. No dividend equivalents were paid on PSUs.

Relative TSR and the S&P 1500 Materials Index. 50% of the 2021 PSU award could be earned based on our TSR performance relative to the S&P 1500 Materials index. In December 2018, the HRC approved the use of the S&P 1500 Materials index, rather than a custom peer group. Domtar recognized that investors have choices that may go beyond the paper and personal care sectors. Relative TSR for awards granted prior to 2019 was measured against a custom industry peer group.

ROIC. 50% of the 2021 PSU award could be earned based on the achievement of ROIC for our overall business for each of the performance periods. For this purpose and to better align with industry practice, for the 2021 PSU award, ROIC is defined as:

ROIC =	EBIT x (1 – pre items effective income tax rate) + Equity Earnings
Average Invested Capital*
•Defined as Interest Bearing Debt + Pension amount in other comprehensive income (after tax) + Equity

The following tables show the ROIC and TSR goals, and the final results for each of the 2019, 2020 and 2021 PSU grants. Due to the acquisition by Paper Excellence as of November 30, 2021, all outstanding equity awards were settled and paid on December 13, 2021, according to the terms of the Long-Term Incentive Plan.

2019 PSU Performance Measures

2020 PSU Performance Measures

2021 PSU Performance Measures

Linear interpolation applied to determine awards earned for results between performance levels of Threshold and Target, and between Target and Maximum.

  Employee Benefits and Perquisites

As part of a competitive total compensation program, we also offer our executives the ability to participate in customary employee benefit programs as outlined in the table below.

Types of benefits	Underlying rationale for offering these benefits	Description of benefits provided
Retirement Benefits	Attract and retain the highest caliber executive talent by: •ensuring our overall compensation is competitive, and •providing our executives with a baseline level of financial security.

Tax-qualified plans:

•Defined contribution option under the Domtar Pension Plan for Non-Negotiated Employees (Canadian tax-qualified pension plan that covers all Canadian salaried Domtar employees)

–Mr. Buron participates in this plan.

•Domtar U.S. Salaried 401(k) plan (tax-qualified defined contribution plan available to all U.S. Pulp and Paper salaried employees of Domtar)

–Messrs. Williams, Edwards and Melton participate in this plan, and Messrs. Garcia and Jablonski participated in this plan prior to their respective departures.

•Domtar U.S. Salaried Pension plan (tax-qualified defined benefit cash balance plan that covers all U.S. Domtar employees hired on or before December 31, 2007)

–Messrs. Edwards and Melton participate in this plan

Supplemental Executive Retirement Plans (“SERPs”) for U.S. and Canadian Executives:

•Supplemental retirement benefits are provided to certain officers and key employees, under three supplemental retirement plans (DC SERP and DB SERP).

•The SERP plans were designed to provide a competitive cost-effective retirement benefit over an executive’s career, and to provide consistency in employer-paid retirement plans for executives in Canada and the U.S. (to the degree possible, given differences in tax rules).

•Mr. Buron is also eligible to receive benefits under the legacy Supplementary Pension Plan for Designated Managers of Domtar Inc. (“DM SERP”) with respect to his service prior to becoming a member of the Management Committee of Domtar Inc. in 2004. This plan was amended in 2013 to better align benefits with market practice. These amendments, as well as benefits under SERP plans and other arrangements, are more fully described in the narrative accompanying the Pension Benefits Table that appears later in this proxy statement.

Health and Welfare Benefits	•Offer a competitive package •Provide benefits that will enable our executives to more fully focus on the demands of running our business.

•Medical & dental benefits

•Life, accidental death and dismemberment coverage

•Long-term disability insurance coverage

Provisions applicable to our NEOs vary based on whether they are based in the U.S. or in Canada.

Executive Perquisites	•Provide flexibility to our executives •Increase travel efficiencies (for the CEO), which in turn ensures more productive use of his time and a greater focus on Domtar-related activities.

For a description of the perquisites provided, refer to the footnote disclosure to the All Other Compensation column in the Summary Compensation Table that appears later in this statement.

We do not provide tax gross-ups on any perquisites other than for relocation expenses that are taxable.

Employment Agreements and Other Post-Termination Protections

In mid-2013, Domtar entered into an amended and restated employment agreement with Mr. Williams. Effective November 30, 2021, a second amended and restated agreement was entered in place of the 2013 agreement. Under the terms of Mr. Williams’ new employment agreement, Mr. Williams is entitled to a Change in Control bonus equal to the amount of $5,270,000 to be paid in three equal installments on each of the following dates: November 30, 2021, November 30, 2022 and Term End Date (June 30, 2023). Upon a termination of the Executive’s employment for any reason prior to the Term Date, any unpaid installment will be paid no later than 30 days after the date of such termination.  Additional material terms of the agreement with Mr. Williams are described in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control”.

On January 16, 2022, Mr. Buron’s entered into a fixed term employment contract, from January 17, 2021 to March 1, 2024.  Mr. Buron’s duties and responsibilities will be consistent with that of the senior-most financial executive of the Company.  Under the contract, Domtar agreed to pay Mr. Buron a final gross sum of US$2,501,112, less statutory tax withholdings, to be paid in two equal installments as of January 16, 2022 and November 30, 2022, respectively.  The material terms of the new employment contract with Mr. Buron are described in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control.”

In January 2014, the Corporation entered into an employment agreement with Mr. Garcia.  On January 19, 2021, the Corporation entered into a separation agreement and general release with Mr. Garcia in connection with his separation from employment with the Corporation effective January 4, 2021. The material terms of Mr. Garcia’s separation agreement are described in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control.”

On April 2, 2021, the Corporation entered into a separation agreement and general release with Mr. Jablonski in connection with his separation from employment with the Corporation effective April 2, 2021. The material terms of Mr. Jablonski’s separation agreement are described in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control.”

Members of our Management Committee (other than Messrs. Williams and Buron, whose severance is governed by their respective employment agreements) are eligible to participate in Domtar’s Severance Program for Management Committee Members, which is a severance program intended to assure that members are treated fairly in the event their employment is terminated.

This program is intended to:

•	Help us attract and retain executive talent in a competitive marketplace;
•	Enhance the prospects that our executive officers would remain with us and devote their attention to our performance in the event of a potential change in control;
•	Foster their objectivity in considering a change-in-control proposal;
•	Facilitate their attention to our affairs without the distraction that could arise from the uncertainty inherent in change-in-control and severance situations; and
•	Protect our confidential information and prevent unfair competition following a separation of an executive officer’s employment from us.

The benefits provided under the arrangements and plans described above are detailed and quantified under the heading “Employment Agreements and Potential Payments upon Termination or a Change in Control” later in this statement.

Related Policies and Considerations

Forfeiture of Awards for Misconduct (“Clawback”)

If a participant in the Long-Term Incentive Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards in the 12 months prior to the date the misleading financial statements were issued, as well as any awards that vested based on the misleading financial statements, will be disgorged to the Corporation. In addition, the Corporation may cancel or reduce, or require a participant to forfeit and disgorge to the Corporation or reimburse the Corporation for, any awards granted or vested, and bonus granted or paid, and any gains earned or accrued, due to the exercise, vesting or settlement of awards or sale of any common stock, to the extent permitted or required by, or pursuant to any Corporation policy implemented as required by, applicable law, regulation or stock exchange rule as may from time to time be in effect.

Timing of Equity Grants

The HRC’s practice was to make all annual equity award grants (other than new hire grants) once per year.

Risk Assessment of Compensation Programs, Policies and Practices

The Corporation has conducted an assessment of its compensation programs, policies and practices for all employees, including the Named Executive Officers, relative to risk to determine whether they create a reasonable likelihood of a material adverse effect on the Corporation. Based on this assessment, which also considered the control environment and approval processes in place, the Corporation concluded that its compensation programs, policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Corporation. The Corporation’s findings were reported to, and discussed by, the Advisory Human Resources Committee.

EXECUTIVE COMPENSATION

Summary Compensation Table and Narrative Disclosure

The table and footnotes below describe the total compensation paid or awarded to or earned by the Corporation’s Named Executive Officers (“NEOs”).  For the description of the role of each component within the total compensation package, see the description under the heading “Compensation Discussion and Analysis”.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compen- sation(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5)	All Other Compen- sation(6)	Total
		($)	($)	($)	($)	($)	($)	($)
John D. Williams President and Chief Executive Officer	2021	1,213,800	1,756,667	4,136,690	2,368,377	–	406,575	9,882,109
	2020	1,213,800	–	4,154,011	893,272	–	459,104	6,720,187
	2019	1,213,800	–	4,356,220	204,643	–	1,062,083	6,836,746
Daniel Buron Executive Vice President and Chief Financial Officer	2021	661,670	–	1,144,853	982,086	–	133,928	2,922,537
	2020	661,670	–	1,149,642	370,409	681,328	121,831	2,984,880
	2019	642,398	–	1,170,452	82,387	851,176	225,957	2,972,370
James (Bill) Edwards Senior Vice President, Pulp and Paper Operations	2021	387,668	520,000	209,722	433,602	6,819	60,545	1,618,356
Robert Melton Senior Vice President, Pulp and Paper Commercial	2021	362,398	474,500	191,377	395,662	–	61,149	1,485,086

Michael D. Garcia Former President, Pulp and Paper Division	2021	15,684	–	–	–	21,663	1,373,161	1,410,508
	2020	679,639	–	1,145,063	242,859	126,081	134,054	2,327,696
	2019	659,844	–	1,165,826	63,835	63,307	225,281	2,178,093
Zygmunt Jablonski Former Senior Vice President and Chief Legal and Administrative Officer	2021	195,408	–	–	188,439	–	1,269,927	1,653,774
	2020	597,719	–	818,211	281,974	47,335	147,835	1,893,074
	2019	580,310	–	833,072	62,717	140,289	226,979	1,843,367
(1)

Messrs. Edwards and Melton includes salary amounts from their respective roles prior to their nomination to the Management Committee on February 23, 2021.  Messrs. Garcia and Jablonski reflects regular salary earnings while employed.

(2)	This column reflects the 2021 payout of a Change in Control bonus for Mr. Williams and retention bonuses for Messrs. Edwards and Melton.
(3)

This column represents the aggregate grant date fair value of the restricted stock units (“RSUs”) and the performance share units (“PSUs”) granted in the applicable year. For RSUs, the fair value is calculated using the closing price of our stock on the date of the grant. For the PSUs granted in 2021, this column represents the grant date fair value based on the probable outcome of the performance conditions at the date of the grant. The amounts do not reflect the value actually realized or that ultimately may be realized by the NEOs. Assuming the highest performance conditions for the 2021 PSU awards, the grant date fair value would be: Mr. Williams $5,117,500; Mr. Buron $1,416,283; Mr. Edwards $259,462; and Mr. Melton $236,724.

(4)

This column represents the actual cash bonuses earned under Domtar’s Annual Incentive Plan based on the performance level achieved, which were paid in March 2022. See “Performance-Based Annual Bonuses” in the CD&A for a discussion of the target performance levels.

(5)

This column represents the actuarial increase in the applicable year in the pension value of the defined benefit retirement plans in which each NEO participates. Domtar does not pay above market rates or preferential rates under its nonqualified deferred compensation plans. The actuarial present value of Mr. Williams’ accumulated benefits under the defined benefit retirement plans decreased in 2019 by $126,408 and in 2020 by $29,153. The actuarial present value of Messrs. Williams, Buron, Melton and Jablonski’s accumulated benefits under the defined benefit retirement plans decreased in 2021 by $1,264,047, $223,047, $5,056 and $78,226, respectively. As a result, consistent with SEC rules, a zero is reflected in this column for 2019, 2020 and 2021.

(6)	Amounts shown in the “All Other Compensation” column include the following (for 2021 only):

Name	Corporation Contributions to Defined Contribution Plans(a)	Corporation Paid Medical Exams	Personal Use of Corporate Transportation(b)	Corporation Paid Insurance Premiums(c)	Financial Counseling	Professional Dues	Club Memberships(d)	Severance Payments (e)	Total
	($)	($)	($)	($)	($)	($)	($)		($)
John D. Williams	$242,313	$3,310	$83,994	$58,324	$3,500	-	$15,134	-	$406,575
Daniel Buron	$113,904	$1,197	-	$11,466	$3,210	$4,151	-	-	$133,928
James (Bill) Edwards	$28,332	$3,345	-	$28,148	$720	-	-	-	$60,545
Robert Melton	$28,546	$3,345	-	$26,358	$2,900	-	-	-	$61,149
Michael D. Garcia	$1,725	-	-	$12,158	-	-	-	1,359,278	$1,373,161
Zygmunt Jablonski	$50,933	-	-	$20,056	$3,500	-	-	1,195,438	$1,269,927

For purposes of this table, amounts paid in Canadian dollars were converted to U.S. dollars at the average prevailing spot exchange rate during 2021 (0.7976).

(a)

Company contributions were made to the Domtar U.S. Salaried 401(k) plan for Messrs. Williams ($33,350), Edwards ($15,950), Melton ($15,950), Garcia ($1,725) and Jablonski ($33,350), to the Domtar Pension Plan for Non-Negotiated Employees for Mr. Buron ($11,650), and to the DC SERP for Designated Executives of Domtar for Messrs. Williams ($208,963), Buron ($102,254), Edwards ($12,382), Melton ($12,596) and Jablonski ($17,583).

(b)

Pursuant to his employment agreement, as amended, Mr. Williams is entitled to 36 hours per year of personal use of corporate aircraft. The amount for Mr. Williams includes personal use of corporate aircraft ($63,376) and automobile ($20,618). Corporate aircraft charges are based on the incremental cost to Domtar.

(c)

Represents the cost of company-paid health, welfare, disability, life, and accidental death and dismemberment insurance for the NEOs.  For Messrs. Garcia and Jablonski, the values also include company-paid COBRA amounts pursuant to the separation agreements in place.

(d)      This represents the amount paid for club membership dues pursuant to Mr.  Williams’ employment agreement.

(e)    Represents amounts equal to 24 months of their respective salary at the time of termination pursuant to the separation agreements in place for Messrs. Garcia and Jablonski.

Grants of Plan-Based Awards Table

During 2021, the NEOs received the following types of plan-based awards:

Annual Incentive Plan – Domtar’s AIP is an incentive plan based on achieving pre-established annual targets. For 2021, the award under the AIP was payable in cash (see “Compensation Discussion and Analysis – Performance Based Annual Bonuses” on page 7 of this statement).

For each plan year, a specified percentage of each bonus award is based upon the performance objectives selected by the HRC for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework to a NEO for any plan year is $5 million. The HRC may, in its sole discretion, reduce or eliminate the amount otherwise payable to a participant under the AIP. There is no payment under the plan for performance that does not meet the threshold level. The actual amount paid under the AIP for 2021 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Omnibus Incentive Plan – The following equity awards were granted to current NEOs in 2021 under the Omnibus Incentive Plan:

RSUs – RSUs were granted on February 23, 2021 under our Omnibus Incentive Plan to the NEOs.

PSUs – These awards were granted on February 23, 2021 under our Omnibus Incentive Plan.

Stock Options – No stock options were granted to the NEOs in 2021 under the Omnibus Incentive Plan.

Name(1)	Grant Type	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4)	Grant Date Fair Value of Stock Awards(5)
			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)	(#)	($)
John D. Williams	AIP	–	426,044	1,420,146	2,840,292
	RSUs	2/23/21							44,562	1,577,940
	PSUs	2/23/21				33,422	66,843	133,686		2,558,750
Daniel Buron	AIP	–	176,666	588,886	1,177,773
	RSUs	2/23/21							12,333	436,712
	PSUs	2/23/21				9,250	18,499	36,998		708,142
James (Bill) Edwards	AIP	–	78,000	260,000	520,000
	RSUs	2/23/21							2,259	79,991
	PSUs	2/23/21				1,695	3,389	6,778		129,731
Robert Melton	AIP	–	71,175	237,250	474,500
	RSUs	2/23/21							2,062	73,015
	PSUs	2/23/21				1,546	3,092	6,184		118,362
Zygmunt Jablonski	AIP	–	134,487	448,289	896,579
(1)	Mr. Garcia did not receive any plan-based awards in 2021. Mr. Jablonski is entitled to a 2021 non-equity award only.
(2)

These columns consist of awards under the AIP for 2021. The “Threshold” column represents the minimum amount payable when threshold performance is met. The “Target” column represents the amount payable if the specified performance targets are reached. The “Maximum” column represents the maximum payment possible under the plan (see “Performance-Based Annual Bonuses” in the CD&A for a discussion of the target/maximum performance levels). See the “Summary Compensation Table” for actual cash amounts paid under the Annual Incentive Plan for 2021.

(3)

These columns contain the PSU grant that represents the number of shares under the Omnibus Incentive Plan that would have vested on February 23, 2024, if, and to the extent, the performance goals are achieved. Vesting may be prorated upon certain terminations of employment or change of control events. The number of PSUs to grant was determined by dividing the target value of the grant by the closing price of a share of common stock on the date of the HRC meeting at which the grants were approved. The awards will be measured in four performance periods for the ROIC and TSR metrics: January 1 – December 31, 2021, January 1 – December 31, 2022, January 1 – December 31, 2023 and January 1, 2021 – December 31, 2023. The “Threshold” column represents the minimum number of shares payable if threshold performance is met during all performance periods. If performance is at or below the threshold performance, no shares will be paid. The “Target” column represents the number of shares payable if 100% of the performance targets are met during all performance periods. The “Maximum” column represents the number of shares payable if performance meets or exceeds the maximum performance target during all performance periods. See “Long-Term Equity Incentives – PSUs and Award Determination” in the CD&A for a discussion of the threshold/target/maximum performance levels.

(4)

This column contains RSU grants and represents the number of shares under the Omnibus Incentive Plan that will vest on February 23, 2024. Vesting may be prorated upon certain terminations of employment or change of control events.  The number of RSUs to grant was determined by dividing the target value of the grant by the closing price of a share of common stock on the date of the HRC meeting at which the grants were approved.

(5)

This column represents the grant date fair value in accordance with FASB ASC Topic 718, but excludes any forfeiture assumptions related to service-based vesting conditions, as prescribed by SEC rules. See footnote 3 to the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

Due to the acquisition by Paper Excellence as of November 30, 2021, all outstanding equity awards were settled and paid in cash on December 13, 2021.

Option Exercises and Stock Vested Table

(1)

All RSUs and PSUs granted in 2018 were settled in February 2021, in shares.  All other outstanding options, RSUs and PSUs were settled in cash due to the acquisition by Paper Excellence.  All DSU amounts were also settled in cash: Mr. Williams $5,123,721 and Mr. Jablonski $339,204.

(2)	All RSUs and PSUs granted in 2018 were settled in February 2021 in shares. All other outstanding options, RSUs and PSUs were settled in cash due to the acquisition by Paper Excellence.
(3)	All outstanding grants (2018 through 2021) were settled in cash.
(4)

All outstanding RSUs were settled in January 2021 in shares.  All PSUs granted in 2018 were settled in February 2021 in shares.   All other outstanding options and PSUs were settled in cash due to the acquisition by Paper Excellence.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
John D. Williams(1)	49,595	652,062	494,791	25,920,222
Daniel Buron(2)	39,217	561,984	110,715	5,723,321
James (Bill) Edwards(3)	–	–	14,462	754,600
Robert Melton(3)	–	–	14,101	735,958
Michael D. Garcia(4)	46,871	671,006	55,010	2,058,943
Zygmunt Jablonski(1)	19,191	269,933	47,193	2,319,410

Pension Benefits

The following table and narrative provide information on the defined benefit retirement plans in which the NEOs participate. The table illustrates the actuarial present value as of December 31, 2021 of benefits accumulated by the NEOs under Domtar’s defined benefit pension plans and arrangements using the methodology required by the SEC pursuant to the U.S. Accounting Standards at the earliest unreduced retirement age under the plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits(1) ($)	Payments During Last Fiscal Year ($)
John D. Williams(3)	DB SERP for Management Committee Members of Domtar	14.00(2)	$861,085	–
Daniel Buron(3)	Supplementary Pension Plan for Designated Managers of Domtar Inc.	3.92	$1,077,444	–
	DB SERP for Management Committee Members of Domtar	17.67(4)	$2,710,113	–
James (Bill) Edwards(5)	Domtar US Salaried Pension Plan	26.24	$503,617	–
Robert Melton(5)	Domtar US Salaried Pension Plan	30.71	$479,759	–
Michael D. Garcia	DB SERP for Management Committee Members of Domtar	6.68	$0	$232,923
Zygmunt Jablonski	DB SERP for Management Committee Members of Domtar	12.25	$0	$1,030,717
(1)	The Present Value of Accumulated Benefits has been calculated on the following basis:
(a)	Best average earnings and credited service as of December 31, 2021.
(b)	Retirement is assumed to occur at age 62 (age 60 for Mr. Buron) or actual age if above, the earliest age that qualifies for an unreduced pension under the DB SERP.
(c)

Assumptions used correspond to those used for the purposes of determining the accrued benefit obligations of the defined benefit plans as of December 31, 2021 for the financial statements of the Corporation (namely, a discount rate of 3.02% for Canadian executives, 2.80% for U.S. executives and 2.85% specifically for the Domtar US Salaried Pension Plan, except that no mortality or termination of employment assumption before retirement was used.

(2)

Mr. Williams has an agreement whereby two additional months per year of credited service are recognized in the DB SERP (up to a maximum of 12 months). As of December 31, 2021, Mr. Williams has received 12 months of additional service. This was implemented to compensate Mr. Williams for pension arrangements Mr. Williams had with his previous employer.

(3)	For purposes of this table, converted to U.S. dollars at the average prevailing spot exchange rate during 2021 (0.7976).
(4)

Years of credited service are retroactive to the date in 2004 when Mr. Buron became a member of the Management Committee of Domtar. Mr. Buron is eligible for benefits under the DB SERP for service since his appointment to the Management Committee in 2004, in replacement of the benefits accrued by him under the Supplementary Pension Plan for Senior Management Employees (“SPP”) which he had joined in 2000. Because benefits under the DB SERP replaced the benefits accrued by Mr. Buron under the SPP, Mr. Buron’s accrued pension under the DB SERP in respect of credited service prior to the time Mr. Buron began participating in the DB SERP will not be less than what he otherwise would have accrued under the SPP, based on earnings and Management Committee service up to that date.

(5)    Effective December 9, 2020, the DB SERP is closed to new membership.

DB SERP for Management Committee Members of Domtar (“DB SERP”). Some of the NEOs participate in the DB SERP, a defined benefit plan. The annual pension payable is equal to 2% of the best average earnings during any consecutive 60 months in the last 120 months for each year of credited service as a member of the Management Committee, less an offset based on entitlements from other pension plans of the Corporation (generally based on the assumption that maximum contributions have been made to tax-qualified plans in which the executive is eligible to participate). Earnings include base salary and annual cash bonuses (up to the lesser of 50% of previous year’s salary or 100% of target bonus). Effective December 9, 2020, the DB SERP is closed to new membership; however, NEOs participating in the DB SERP on or prior to that date will continue to accumulate benefits in accordance with its provisions.

Executives may retire as early as age 55 and are eligible for an unreduced pension at age 62 provided they have completed two years of service as a member of the Management Committee (age 60 for Mr. Buron), with a 0.5% reduction for each calendar month that retirement precedes age 62 (0.25% reduction for each month that retirement precedes age 60 for Mr. Buron). Member benefits are fully vested after two years of membership in the DB SERP. Normal retirement age is 65. If an executive dies before commencement of his pension payments, a single lump sum payment equal to the actuarial equivalent of the benefits to which he would have been entitled had his employment terminated for a reason other than death will be paid to his estate.

For a Canadian executive, the DB SERP pension is payable for life and guaranteed for a minimum of five years. Other forms of payment are available on an actuarially equivalent basis. A Canadian executive will continue to accrue credited service in the DB SERP if he is considered “disabled” under the Canadian Pension Plan. Benefits under the DB SERP will only be paid upon a disabled participant’s actual termination of employment. Benefits for Canadian members of the Management Committee under the DB SERP who are not U.S. tax payers are generally gradually funded when such member reaches age 60, up to the normal retirement age (currently age 65). Such funding is maintained through retirement only if the member actually retires at age 65 or above while being a member of the Management Committee; otherwise, amounts set aside for the member revert to the Corporation. In the event of termination within 12 months of a change of control, the member’s interest in the assets set aside vest. Otherwise, members will receive their benefits out of the general funds of the Corporation. For a U.S. executive, the present value of the DB SERP benefits will be paid in a lump sum upon retirement instead of a pension. Benefits under the DB SERP will only be paid upon a disabled participant’s actual termination of employment. U.S. executives will receive their benefits out of the general funds of the Corporation.

Supplementary Pension Plan for Designated Managers of Domtar Inc. (“Canadian Supplementary Plan”). The annual pension payable under the Canadian Supplementary Plan is equal to 1.5% of the average of the Yearly Maximum Pensionable Earnings during the five years preceding the employee’s termination of employment, plus 2% of the employee’s best average earnings during any consecutive 60 months in the last 120 months prior to his termination of employment, in excess of the average Yearly Maximum Pensionable Earnings, multiplied by his years of credited service. This annual pension is reduced by the benefits payable under the Domtar Pension Plan for Non-Negotiated Employees (same benefits as the Canadian Supplementary Plan, but subject to the Canadian Income Tax Act limits). The Yearly Maximum Pensionable Earnings correspond to the maximum earnings on which an employee may contribute under the Quebec Pension Plan. Effective January 1, 2015, bonuses are limited to the lesser of 50% of previous year’s salary or 100% of target bonus; however, the best average earnings since January 1, 2015 cannot be less than such average determined as at December 31, 2014. These benefits are fully vested from age 55 and also vest upon earlier of death or involuntary termination. Mr. Buron is eligible to receive benefits under the Canadian Supplementary Plan with respect to his service prior to becoming a member of the Management Committee of Domtar Inc. in 2004.

The Corporation has a securing arrangement through a letter of credit for benefits payable from the DB SERP and the Canadian Supplementary Plan for eligible Canadian executives who are not U.S. taxpayers. Mr. Buron is eligible for this coverage. The letter of credit will be used to pay eligible benefits in the event of failure of the employer to make payments.

The Corporation cautions that the values reported in the Present Value of Accumulated Benefit column are theoretical and are calculated pursuant to SEC requirements. The change in pension value from year to year is subject to market volatility and does not represent the value that a named executive officer actually accrues under the Corporation’s retirement plans during any given year nor what he will receive at retirement, termination or death.

Domtar U.S. Salaried Pension Plan (“U.S. Pension Plan”). The U.S. Pension Plan is a cash balance plan entirely funded by the Corporation. The plan was closed to new entrants on December 31, 2007. Under the U.S. Pension Plan, a percentage of the employee’s earnings is credited to his account each year, based on his age. In addition, the employee’s account is credited with an annual rate of interest based on the 30-year Treasury Constant Maturities rate published by the Federal Reserve Board. Benefits are fully vested in the employee after three years of service. Upon termination of employment or retirement, the account of the employee is converted into a pension using factors specified in the plan. The employee may instead elect a lump sum payment corresponding to the present value of the pension.

Nonqualified Deferred Compensation

The following table and narrative provide information on the nonqualified deferred compensation plans in which our NEOs participate. The table shows the 2021 account activity for each NEO and includes each executive’s contributions, company contributions, earnings, distributions and the aggregate balance of his total deferral account as of December 31, 2021. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Corporation and predecessor companies over the career of each executive.

Name	Plan Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(3)
		($)	($)	($)	($)	($)
John D. Williams	DC SERP	–	$208,963	$867,397	–	$5,802,089
	Omnibus Incentive Plan			$2,201,815(4)		$5,123,722
Daniel Buron(2)	DC SERP	–	$102,254	$461,360	–	$2,482,687
	Omnibus Incentive Plan
James (Bill) Edwards	DC SERP	–	$12,382	$31,142	–	$210,271
	Omnibus Incentive Plan
Robert Melton	DC SERP		$12,596	$20,243	–	$175,376
	Omnibus Incentive Plan
Michael D. Garcia	DC SERP	–	$0	$88,344	$981,138	$0
	Omnibus Incentive Plan
Zygmunt Jablonski	DC SERP	–	$17,583	$137,457	$1,334,031	$0
	Omnibus Incentive Plan			$145,766(4)		$339,204
(1)

The amounts with respect to the DC SERP are included in the “All Other Compensation” column of the “Summary Compensation Table”, and the Omnibus Incentive Plan amount with respect to Mr. Williams, was reported in the Summary Compensation Table in prior years.

(2)	DC SERP amounts are converted in U.S. dollars at the average prevailing spot exchange rate during 2021 (0.7976).
(3)	The following amounts were reported in the Corporation’s Summary Compensation Table for the prior years:
- Mr. Williams, $135,715 of the amounts with respect to the DC SERP,
- Mr. Buron, $74,099 of the amounts with respect to the DC SERP,
- Mr. Garcia, $53,207 of the amounts with respect to the DC SERP,
- Mr. Jablonski, $45,726 of the amounts with respect to the DC SERP
(4)

Reflects an increase in value of vested DSUs and deferred RSU Bonus, as well as dividend equivalents accrued with respect to the awards.  The aggregate balances reflected were paid out in entirety in 2021 due to the acquisition by Paper Excellence and are included in the “Option Exercises and Stock Vested Table”.

Canadian executives’ accounts are credited with an amount equal to 11% of earnings, less the value of the benefit provided by the employer contributions under the Domtar Pension Plan for Non-Negotiated Employees (the “Canadian Pension Plan”), calculated based on the assumption that the executive has elected to contribute to the defined contribution option at the maximum allowable rate. A Canadian executive will continue to accrue benefits if he is considered “disabled” under the Canadian Pension Plan. Benefits under the DC SERP will only be paid upon a disabled participant’s actual termination of employment. A Canadian executive who retires after age 55 also has the option to receive his benefits over a 10-year period.

The Corporation has a securing arrangement through a letter of credit for benefits payable from the DC SERP for eligible Canadian executives who are not U.S. taxpayers. Mr. Buron is eligible for this coverage. The letter of credit will be used to pay eligible benefits in the event of failure of the employer to make payments.

For U.S. executives, the contribution formula under the DC SERP is the same as under the Domtar U.S. Salaried 401(k) Plan for a participant of the same age, without taking into account the tax limit applicable to tax qualified plans, less the employer contribution to the Domtar U.S. Salaried 401(k) Plan, calculated based on the assumption that the executive has elected to contribute to the Domtar U.S. Salaried 401(k) Plan at the maximum allowable rate.

For purposes of the DC SERP, “earnings” includes base salary and annual cash bonuses.

Employment Agreements and Potential Payments upon Termination or a Change in Control

Severance Benefits

Mr. Williams.    Under the terms of Mr. Williams’ second amended and restated employment agreement, effective as of November 30, 2021, upon termination of Mr. Williams’ employment for Good Reason or due to death or disability, in each case, before the Term End Date, severance is to include:  accelerated vesting of any unvested portion of the Service-Based LTI; a pro-rated portion of any unearned Performance-Based LTI in respect of the CEO KPIs for the year in which the termination date occurs (based on actual performance); continued eligibility to earn the amounts related to the Successor KPIs, subject to achievement of such Successor KPIs in the relevant years (2024, 2025 and 2026); a prorated bonus for the year in which the Executive’s termination occurs (based on actual achievement); and if the termination date occurs after the end of a calendar year, any unpaid bonus that the Executive would have received for such calendar year; and reimbursement of health coverage premiums for 24 months following the termination date.

Upon a termination of Mr. Williams’ employment as a result of the Term End Date, he shall be entitled to: reimbursement of health coverage premiums for 24 months following the Term End Date (or, if earlier, the date on which the Executive obtains coverage from another employer); and earn any unearned Performance-Based LTIP, subject to achievement of the CEO KPI in respect of fiscal year 2023 and applicable Successor KPIs.

Upon a termination of Mr. Williams’ employment by the Corporation for reasons other than death, disability, the Term End Date or cause (as defined in the agreement) or his breach of certain obligations in his employment agreement and other term of his employment agreement, Mr. Williams will be entitled to receive: any unpaid base salary and other compensation; any unreimbursed expenses; and any other benefits to which he is legally entitled, such as the unpaid portion of the Change in Control Bonus and, if the termination is due to early retirement, all post-retirement payments and benefits provided under the applicable plans.

Mr. Williams must give the Company six months’ notice of a termination without Good Reason and will continue to receive his base salary and earn other compensation during this period.  The Company may elect to terminate Mr. Williams prior to the end of the notice period and pay him, in a cash lump sum: his base salary for the balance of the notice period; and any amounts that would have been paid or become vested during the notice period under the Annual Incentive Plan, the Service-Based LTI and, subject to achievement of the applicable key performance indicators, the Performance-Based LTI.

Mr. Buron.     On January 14, 2022, Domtar entered into a fixed term employment contract with Mr. Buron. In consideration of the agreement, Domtar undertakes to pay Mr. Buron a Retention Bonus equal to 50% of base salary, less statutory tax withholdings, for each of the next two years, November 30, 2022 (first anniversary of the Paper Excellence acquisition) and November 30, 2023 (second anniversary of the Paper Excellence acquisition) respectively.  Mr. Buron will not be eligible for the retention bonuses as set forth above if he is terminated for cause or resigns prior to such applicable anniversary.  If the Company terminates employment without cause before the second installment is due, then he will be eligible to receive each of the retention bonuses set forth above minus any such retention bonus that has already been paid.  If Mr. Buron becomes disabled or dies (i) during the first twelve-month period following the Paper Excellence acquisition, he will be eligible for a pro rata portion of the First Year Retention Bonus, or (ii) during the second twelve month period following the Closing, Executive will be eligible for a pro rata portion of the Second Year Retention Bonus (calculations defined in his agreement).

Upon a termination of employment on the Term End Date, March 1, 2024, which shall be deemed a retirement under the Company’s plans, policies and programs, Mr. Buron (or his estate) will receive the following payments and benefits:  any unpaid base salary and any other earned but unpaid compensation with respect to the period prior to the effective date of termination; a prorated bonus under the Annual Incentive Plan for the year in which the Term End Date occurs if Mr. Buron had continued in employment based on achievement of the applicable performance criteria for such year; any unvested Restricted Units prorated based on the number of days elapsed from the respective grant date through the Term End Date; any unvested Performance Units prorated based on the number of days elapsed from the commencement of the respective performance period through the Term End Date, subject to the achievement of the performance goals; and coverage under the Company’s medical and dental insurance policies for 24 months after the Term End Date at no cost to Mr. Buron. .

Mr. Buron’s employment shall terminate automatically upon his death or for cause (as defined in his agreement) without the Company being bound to pay any compensation whatsoever except as otherwise required herein or under the text of the Company’s plans, policies and programs.

Mr. Garcia.    On January 19, 2021, Domtar entered into a separation and general release with Mr. Garcia in connection with his separation from employment with Domtar as of January 4, 2021. Pursuant to the separation agreement, we agreed to provide Mr. Garcia with the payments and benefits in accordance with the Severance Program, including: (i) 24 months’ of base salary, less applicable tax and withholding; (ii) an annual bonus under the AIP for fiscal year 2020, based on Mr. Garcia’s performance and the Pulp & Paper Division’s performance relative to the performance criteria under the AIP for 2020; (iii) continued coverage under Domtar’s group insurance coverage through January 31, 2021, with the option to elect continued coverage under COBRA after such date; (iv) financial counseling reimbursement through the separation date and (v) reasonable outplacement services until the earlier of (x) December 31, 2022 or (y) Mr. Garcia obtaining new employment. In addition, we agreed to treat any unvested equity awards granted to Mr. Garcia under the Omnibus Incentive Plan as follows: (x) full vesting of all unvested stock options; (y) full vesting of all unvested Restricted Stock Units and (z) pro-rated vesting of all unvested Performance Stock Units, based on Mr. Garcia’s service through January 4, 2021. Mr. Garcia’s accrued benefits under the DB SERP, DC SERP and 401(k) Plan will be paid in accordance with the terms of the applicable plan. All severance payments and benefits were subject to Mr. Garcia’s execution and non-revocation of a general release of claims in the Corporation’s favor. Mr. Garcia agreed to continue to be bound by, and adhere to, the restrictive covenants set forth in his employment agreement with the Corporation. The separation agreement also contained customary non-disclosure and non-disparagement provisions.

Mr. Jablonski.    On April 2, 2021, Domtar entered into a separation and general release with Mr. Jablonski in connection with his separation from employment with Domtar as of April 2, 2021. Pursuant to the separation agreement, we agreed to provide Mr. Jablonski with the payments and benefits in accordance with the Severance Program, including: (i) 24 months’ of base salary, less applicable tax and withholding; (ii) a prorated bonus under the AIP for fiscal year 2021, based on Mr. Jablonski’s performance and the Corporation’s performance relative to the performance criteria under the AIP for 2021; (iii) continued coverage under Domtar’s group insurance coverage through May 31, 2021, with the option to elect continued coverage under COBRA after such date and (iv) financial counseling reimbursement through the separation date and tax preparation services for the 2021 fiscal year. In addition, we agreed to treat any unvested equity awards granted to Mr. Jablonski under the Omnibus Incentive Plan as follows: (x) full vesting of all unvested stock options; (y) full vesting of all unvested Restricted Stock Units and (z) pro-rated vesting of all unvested Performance Stock Units, based on Mr. Jablonski’s service through April 2, 2021. Mr. Jablonski’s accrued benefits under the DB SERP, DC SERP, the Domtar Pension Plan for Non-Negotiated Employees and 401(k) Plan will be paid in accordance with the terms of the applicable plan. All severance payments and benefits were subject to Mr. Jablonski’s execution and non-revocation of a general release of claims in the Corporation’s favor. Mr. Jablonski agreed to continue to be bound by, and adhere to, the restrictive covenants set forth in his employment agreement with the Corporation. The separation agreement also contained customary non-disclosure and non-disparagement provisions.

Other NEOs.    Under our Severance Program applicable to members of its Management Committee, our NEOs would be entitled to up to 24 months’ salary payable in a lump sum upon a termination of employment by the Corporation for reasons other than cause, with benefit levels that vary based on service. Severance is equal to one year’s base salary regardless of service as a member of the Management Committee, with three additional months’ salary paid for each full year of service on the Management Committee, up to a maximum of 24 months base salary. Messrs. Edwards and Melton would be entitled to 12 months’ salary. The executives would also be entitled to continued health benefits for the severance period, except if the executive’s benefits are subject to taxation in the United States, in which case the health insurance policies maintained by the Corporation will remain in effect until the earlier to occur of the last day of the severance period and the 18-month anniversary of the date the executive’s separation from service. The executives will also be entitled to outplacement services.

In the event one of the covered executives’ employment is involuntarily terminated without cause or the executive voluntarily terminates his employment for good reason within three months prior to or 24 months following a change in control of the Corporation, each of NEOs would be entitled to cash severance equal to 24 months’ salary plus two times his target bonus as of the date of termination or, if greater, the date of the change in control.

Under our severance program, a covered executive who has been involuntarily terminated by the Corporation for business reasons, whether or not in connection with a Change in Control, or who in the three months prior to or 24 months following a Change in Control has terminated his or her employment for Good Reason or has been terminated by the Corporation without Cause will be eligible for a prorated bonus under the AIP for the year in which the termination of employment occurred. Payment will be based on the pre-established goals under the AIP for the applicable plan year accrued on the books and records of the Corporation as at the end of the fiscal quarter ended immediately prior to such termination (or such greater amount as is payable under the AIP) and the covered executive’s performance.

Other Post-Employment Benefits.    In the event of death, an amount equal to 2.5 times base salary (up to a maximum of CAN$1,500,000) in the year of the death is payable to the beneficiaries of Canadian executives pursuant to the life insurance program offered under the Corporation’s flexible benefit program option available to senior Canadian executives. In the event of the death of a U.S. executive (other than Mr. Williams, whose beneficiary would receive a payment of $2,757,000), the beneficiary will receive a payment equal to the calculated amount of the life insurance (up to maximum of $1,600,000 including the basic life insurance of up to $50,000) based on the basic annual salary of the executive in the year of his or her death pursuant to the U.S. Executive Life plan and using the following table:

Age	Multiplier
Under 45	5 times
45 to 49	4 times
50 to 54	3 times
55 or over	2 times

The supplemental pension benefits under the DB SERP for Management Committee Members of Domtar for Messrs. Williams and Buron and under the DC SERP for Designated Executives of Domtar for Messrs. Williams, Buron, Edwards and Melton, are fully vested. They will receive benefits under these plans in the event of their death or if their employment were terminated involuntarily. However, before such date, all benefits in the event of death under these plans were considered vested.

Change in Control Protections.    The Corporation does not have change in control agreements with its employees (although as described above, enhanced benefits may be available under our severance plan). Under our Omnibus Incentive Plan, upon a change in control, unless otherwise determined by the HRC, a participant’s awards will be replaced with awards of the acquiring Corporation having the same or better terms. If there is a change in control and a participant’s employment is terminated for business reasons in the three months prior to or 24 months after the change in control, his or her time-based awards will fully vest and performance-based awards will vest to the extent the applicable performance goals have been achieved as of the date of the change in control or the end of the fiscal quarter immediately prior to the date of termination, whichever date on which the achievement is greater (or, for awards with a performance period that has not commenced, at target levels).

If replacement awards are not available, unless determined otherwise, all time-based awards fully vest and performance-based awards vest to the extent the performance goals related to the award have been achieved as of the date of the change in control (or, for awards with a performance period that has not commenced, at target levels). Alternatively, the Committee may determine that vested awards will be canceled in exchange for a cash payment (or other form of change in control consideration) based on the value of the change in control payment and that unvested awards will be forfeited. The Board may also accelerate the vesting of any or all awards upon a change in control.

Under our annual incentive plan, bonuses payable for the year in which the change in control occurs will not be less than the bonus amounts accrued on the books and records of the Corporation as of the date of the change in control.

The following table presents potential payments to each NEO as if the officer’s employment had been terminated and/or if a change in control had occurred as of December 31, 2021, the last business day of 2021. As all outstanding equity has been settled prior to the end of fiscal year 2021, there is no equity that would be paid out under these scenarios. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment or change in control and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our salaried employees generally.

Name	Severance Pay	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(1)	Total
	($)	($)	($)	($)	($)
John D. Williams(5)
Death	4,018,377	6,831,054(2)	2,757,000(4)	–	13,606,431
Disability	4,018,377	6,831,054(2)	483,381(3)	–	11,332,812
Involuntary Termination without Cause	4,018,377	6,831,054(2)	–	28,538	10,877,969
Voluntary Termination for Good Reason	4,018,377	6,831,054(2)		28,538	10,877,969
Voluntary Termination without Good Reason or Termination for Cause	2,518,377	6,831,054(2)	–	–	9,349,431
Change-In-Control	–	–	–	–	–
Daniel Buron(6)
Death	1,011,961	6,467,238(2)	522,291(2)(4)	–	8,001,490
Disability	1,011,961	–	459,493(2)(3)	–	1,471,454
Involuntary Termination without Cause	1,663,606	6,467,238(2)	–	15,864(2)	8,146,708
Voluntary Termination for Good Reason	1,011,961	6,467,238(2)	–	–	7,479,199
Voluntary Termination without Good Reason or Termination for Cause	982,086	6,467,238(2)	–		7,449,324
Change-In-Control	–	–	–	–	–
James (Bill) Edwards
Death	–	210,271	850,000(4)	–	1,060,271
Disability	–	210,271	–	–	210,271
Retirement	–	210,271	–	–	210,271
Involuntary Termination	833,602	210,271	–	22,083	1,065,956
Change-In-Control	–	–	–	–	–
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,320,000	210,271	–	22,083	1,552,354
Robert Melton
Death	–	175,376	1,150,000(4)	–	1,325,376
Disability	–	175,376	–	–	175,376
Retirement	–	-	–	–	–
Involuntary Termination	760,662	175,376	–	22,083	958,121
Change-In-Control	–	–	–	–	–
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,204,500	175,376	–	22,083	1,401,959

(1)

Amount shown under “Continued Perquisites and Benefits” represents the cost of company-paid medical and dental for all NEOs, and also includes life and accidental death and dismemberment for Mr. Buron.

(2)	For the purposes of this table, converted to U.S. dollars at spot exchange rate of December 31, 2021 (0.7888).
(3)	Represents the estimated present value of the disability benefit that is in excess of what is currently offered to salaried employees. These benefits are uninsured.
(4)	Represents the death benefit, which is fully insured.
(5)

As described in the “Employment Agreements and Other Post-Termination Protections” and the “Employment Agreements and Potential Payments upon Termination or a Change in Control“ section the stated two conditions are not reflected in the above table: Mr. Williams is due any owed payments of his Change in Control bonus as it is considered fully vested with future payments, regardless of termination reason and is also eligible to receive up to $175,000 based on achievement of the Successor KPIs in future years.

(6)

As described in the “Employment Agreements and Other Post-Termination Protections l“ section, Mr. Buron is due any owed payments from his employment release agreement and is not reflected in the table above.

(7)

These events are no longer applicable to Mr. Garcia and Mr. Jablonski and have been excluded from the table to reflect their separation from employment with the Corporation. The total amount paid to Mr. Garcia was $5,558,305, comprised of:  severance pay ($1,359,278); 2020 bonus ($242,859); equity value realized in 2021, including the exercise of stock options ($2,729,949); SERP retirement plan benefits ($1,214,061); and company-paid benefits ($12,158).  The total amount paid to Mr. Jablonski was $6,361,524, comprised of:  severance pay ($1,195,438); 2021 bonus ($188,439); equity value realized in 2021, including the exercise of stock options ($2,589,343); SERP retirement plan benefits ($2,364,748); company-paid benefits ($20,056); and financial counseling ($3,500).

DISCLOSURE OF THE CEO PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Regulation S-K (the “Regulation”), we are providing the following information about the relationship between the annual total compensation of our Chief Executive Officer and that of our median employee:

To determine its median employee for purposes of the CEO pay ratio, Domtar analyzed its employee population (excluding the CEO) of approximately 6,350 full-, part-time and temporary employees across the U.S. and Canada as of December 1, 2021. The median employee was identified using base compensation, which we determined reasonably reflects the annual compensation and is consistently applied to all our employees. The calculation of total compensation of the CEO and the median employee was determined in the same manner as the “Total Compensation” shown for our CEO in the “Summary Compensation Table” on page 14.

In 2021, Domtar CEO’s total compensation was $9,882,109 and the total compensation of Domtar’s median employee was $100,125. The resulting ratio of total compensation of the CEO to our median employee is 99:1. This ratio is a reasonable estimate calculated in a manner consistent with the Regulation.

The applicable rules provide issuers with a great degree of flexibility in determining the methodology and related assumptions in identifying their median employee and calculating the ratio. As a result, the pay ratio we have disclosed in this statement may not be comparable to pay ratios disclosed by other companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 1, 2022, there were 100 shares of common stock of the Company issued and outstanding. All of our issued and outstanding common stock is owned by Pearl Excellence Holdco L.P., the general partner of which is Paper Excellence B.V., which is indirectly 100% owned by Mr. Jackson Wijaya. Directors and Executive Officers do not own shares of the Company or any of its parent or subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Company has written Procedures for Review of Related Person Transactions. Under such procedures, each director, director nominee, executive officer and shareholder beneficially owning more than five percent of voting securities of the Company must notify the Senior Vice-President, General Counsel and Corporate Secretary in writing of any related person transaction in which the Company was or is to be a participant, where the amount exceeds $120,000. In 2021, the Company assumed debt incurred by upstream owners in connection with their payment of the Merger consideration.

Director Independence

Domtar Corporation is a privately held corporation, held by Paper Excellence. Messrs. Loulou, Shih and Wardhana are not independent because of their affiliations with Paper Excellence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s fees for services performed by its independent auditor, PricewaterhouseCoopers LLP, (“PwC”), including services related to the Merger transaction, for during fiscal years 2021 and 2020 were:

	For the year ended December 31,
	2021	2020

Audit fees (1)	$4,129,371	$2,253,863
Audit related fees	65,789	205,000
Tax fees (2)	256,550	341,526
All other fees (3)	8,452	7,284
Total fees	$4,460,162	$2,807,673
(1)

Audit fees were primarily for services rendered in connection with the audit of the financial statements included in the Original Annual Report of the Corporation on Form 10-K, and reviews of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q. Audit fees paid to PwC in 2021 increased versus prior year primarily due to services related to (i) two audits being required in 2021 (Predecessor and Successor), and (ii) the Merger transaction, including purchase accounting and other merger-related technical issues. Audit fees in 2020 also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting. This caption also includes audit fees for separate audit opinions for stand-alone audits of 100% owned subsidiaries of the Corporation.

(2)	Tax fees related to tax compliance, tax planning and tax advice.
(3)	The 2020 and 2021 fees included amounts for license fees for an accounting and reporting research tool.

The Company has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Board annually pre-approve specifically described audit and audit-related services. For the annual pre-approval, the Board approves categories of audit services and audit-related services, and related fee budgets. For all pre-approvals, the Board considers whether such services impair the independence of the Corporation’s independent registered public accounting firm. All audit and non-audit fees were approved pursuant to the policy in 2020 and 2021.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.

Exhibits: The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original 10-K. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*

The certifications attached as Exhibits 32.1 and 32.2 accompany this Amendment No. 1 to the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on April 25, 2022

DOMTAR CORPORATION

by	/s/ John D. Williams
Name:	John D. Williams
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	April 25, 2022
John D. Williams

/s/ Daniel Buron	Executive Vice President and Chief Financial	April 25, 2022
Daniel Buron	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/Patrick Loulou	Director	April 25, 2022
Patrick Loulou

/s/ Tom Shih	Director	April 25, 2022
Tom Shih

/s/ Hardi Wardhana	Director	April 25, 2022
Hardi Wardhana