Form 10-Q
period 2022-03-31
Domtar CORP
filed 2022-05-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(zip code)

(803) 802-7500

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2022

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	(Unaudited)
	$	$
Sales	1,010	871
Operating expenses
Cost of sales, excluding depreciation and amortization	832	751
Depreciation and amortization	66	50
Selling, general and administrative	69	64
Impairment of long-lived assets (NOTE 10)	—	6
Closure and restructuring costs (NOTE 10)	—	3
Asset conversion costs (NOTE 10)	13	8
Transaction costs (NOTE 4)	3	—
Other operating loss (income), net	2	(2)
	985	880
Operating income (loss) from continuing operations	25	(9)
Interest expense, net	21	15
Non-service components of net periodic benefit cost (NOTE 6)	(9)	(6)
Earnings (loss) before income taxes	13	(18)
Income tax expense (benefit) (NOTE 7)	3	(3)
Earnings (loss) from continuing operations	10	(15)
Earnings (loss) from discontinued operations, net of taxes (NOTE 3)	13	(14)
Net earnings (loss)	23	(29)
Other comprehensive income (NOTE 11):
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(5) (2021 – $(3))	17	9
Less: Reclassification adjustment for gains included in net earnings (loss), net of tax of nil (2021 – $(1))	(2)	(2)
Foreign currency translation adjustments	13	72
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil (2021 – $(1))	—	5
Other comprehensive income	28	84
Comprehensive income	51	55

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2022	2021
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $250	54	286
Receivables, less allowances of $4 and $4	490	463
Inventories (NOTE 8)	680	663
Prepaid expenses	52	44
Income and other taxes receivable	61	59
Assets held for sale (NOTE 3)	330	287
Total current assets	1,667	1,802
Property, plant and equipment, net	2,444	2,524
Operating lease right-of-use assets (NOTE 9)	51	48
Intangible assets, net	219	207
Other assets	295	273
Total assets	4,676	4,854
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	550	543
Income and other taxes payable	14	11
Operating lease liabilities due within one year (NOTE 9)	19	19
Long-term debt due within one year	7	259
Liabilities held for sale (NOTE 3)	43	63
Total current liabilities	633	895
Long-term debt	1,682	1,643
Operating lease liabilities (NOTE 9)	35	36
Deferred income taxes and other	523	525
Other liabilities and deferred credits	213	216
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	1,555	1,555
Deficit	(17)	(40)
Accumulated other comprehensive income	52	24
Total shareholders' equity	1,590	1,539
Total liabilities and shareholders' equity	4,676	4,854

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2022
Successor	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2021	1,555	(40)	24	1,539
Net earnings	—	23	—	23
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	17	17
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	13	13
Balance at March 31, 2022	1,555	(17)	52	1,590

	For the three months ended
	March 31, 2021
Predecessor	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
		$	$	$	$	$
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.1	—	(1)	—	—	(1)
Net loss	—	—	—	(29)	—	(29)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	—	—	9	9
Less: Reclassification adjustment for gains included in net loss, net of tax of $(1)	—	—	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	—	—	72	72
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(1)	—	—	—	—	5	5
Stock repurchase	(5.1)	—	(223)	—	—	(223)
Balance at March 31, 2021	50.2	1	1,493	817	(220)	2,091

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	(Unaudited)
	$	$
Operating activities
Net earnings (loss)	23	(29)
Adjustments to reconcile net earnings (loss) to cash flows from operating activities
Depreciation and amortization	66	64
Deferred income taxes and tax uncertainties (NOTE 7)	2	(4)
Impairment of long-lived assets (NOTE 10)	—	6
Net loss on disposition of discontinued operations (NOTE 3)	—	32
Stock-based compensation expense	—	2
Other	(4)	2
Changes in assets and liabilities, excluding the effect of sale of business
Receivables	(21)	(68)
Inventories	(6)	32
Prepaid expenses	15	3
Trade and other payables	(21)	(6)
Income and other taxes	5	4
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(7)	(3)
Other assets and other liabilities	(3)	(2)
Cash flows from operating activities	49	33
Investing activities
Additions to property, plant and equipment	(83)	(51)
Proceeds from disposals of property, plant and equipment	14	—
Proceeds from sale of business, net of cash disposed (NOTE 3)	—	897
Cash flows (used for) provided from investing activities	(69)	846
Financing activities
Stock repurchase	—	(223)
Net change in bank indebtedness	—	4
Borrowings under revolving credit facility	35	—
Issuance of long-term debt, net of debt issue costs	127	—
Repayments of long-term debt	(372)	(294)
Other	(2)	(3)
Cash flows used for financing activities	(212)	(516)
Net (decrease) increase in cash and cash equivalents	(232)	363
Impact of foreign exchange on cash	—	(1)
Cash and cash equivalents at beginning of period	286	309
Cash and cash equivalents at end of period	54	671
Supplemental cash flow information
Net cash payments (refund) for:
Interest	27	18
Income taxes	2	(7)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. Results for the first three months of the year may not necessarily be indicative of full year results. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission. The December 31, 2021 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). See Note 4 “Acquisition of business” for additional information on the Merger.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

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

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings (loss) from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in Earnings (loss) from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

Major components of earnings (loss) from discontinued operations:

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	$	$
Sales	88	227
Operating expenses
Cost of sales, excluding depreciation and amortization	67	169
Depreciation and amortization	—	14
Selling, general and administrative	—	24
Closure and restructuring costs	—	1
Transaction costs	3	—
Other operating loss, net	—	1
	70	209
Operating income	18	18
Net loss on disposition of discontinued operations	—	32
Earnings (loss) from discontinued operations before income taxes	18	(14)
Income tax expense	5	—
Net earnings (loss) from discontinued operations	13	(14)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

	At
	March 31,	December 31,
	2022	2021
	$	$
Assets
Receivables	56	50
Inventories	73	82
Long-term assets	201	155
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	330	287

Liabilities
Trade and other payables	32	26
Income and other taxes payable	1	—
Long-term debt due within one year	1	1
Long-term debt	4	4
Deferred income taxes and other	—	27
Other liabilities and deferred credits	5	5
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	43	63

(1)	Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheets.

Cash Flows from Discontinued Operations:

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	$	$
Cash flows from operating activities	30	15
Cash flows used for investing activities	(1)	(4)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

ACQUISITION OF BUSINESS

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible and intangible assets, off-market contracts and deferred income tax assets are subject to change. Purchase adjustments were made related to events or circumstances existing at the acquisition date.

Fair value of net assets acquired at the date of acquisition
Receivables		$513
Inventories		646
Prepaid expenses		50
Income and other taxes receivable		54
Property, plant and equipment		2,404
Intangible assets		221
Customer relationships	170
Trade names	30
Water rights	21
Operating lease right-of-use assets		53
Other assets		266
Assets held for sale		331
Total assets		4,538

Less: Assumed Liabilities
Trade and other payables		693
Income and other taxes payable		16
Operating lease liabilities (including short-term portion)		57
Long-term debt (including short-term portion)		529
Deferred income tax liabilities		519
Other liabilities and deferred credits		223
Liabilities held for sale		37
Total liabilities		2,074

Fair value of net assets acquired at the date of acquisition		2,464

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4. ACQUISITION OF BUSINESS (CONTINUED)

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

For the three months ended March 31, 2022, the Company recognized $3 million of acquisition related costs. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

The Predecessor period includes the historical financial information of Pearl Merger Sub prior to the business combination. The businesses, and thus the financial results of the Successor and Predecessor entities, are virtually the same, excluding the impact on certain financial statement line items that were impacted by the Merger mainly:

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

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2022, two customers located in the U.S. represented 28% or $138 million, of the Company’s receivables (December 31, 2021 – two customers located in the U.S. represented 28% or $130 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases over the next 21 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

As of March 31, 2022, the Company hedged 25% and 10% of its forecasted purchases under derivative contracts for 2022 and 2023, respectively. The natural gas derivative contracts were effective as of March 31, 2022.

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 24 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of March 31, 2022, the Company hedged 57%, 25% and 1% of its forecasted net cash exposures under contracts for 2022, 2023 and 2024, respectively. The foreign exchange derivative contracts were effective as of March 31, 2022.

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

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2022 and December 31, 2021, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	17	—	17	—	(a)	Prepaid expenses
Natural gas swap contracts	16	—	16	—	(a)	Prepaid expenses
Natural gas swap contracts	3	—	3	—	(a)	Other assets
Total Assets	36	—	36	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Total Liabilities	1	—	1	—

Other Instruments:
Long-term debt due within one year	7	—	7	—	(b)	Long-term debt due within one year
Long-term debt	1,643	—	1,643	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	26	—	26	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	259	—	259	—	(b)	Long-term debt due within one year
Long-term debt	1,682	—	1,682	—	(c)	Long-term debt

(a)	Fair value of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:
-

For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

-	For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. The carrying value of the Company’s long-term debt due within one year is $7 million and $259 million at March 31, 2022 and December 31, 2021, respectively.

(c)	The carrying value of the Company’s long-term debt is $1,682 million and $1,643 million at March 31, 2022 and December 31, 2021, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2022, the pension expense was $12 million (2021 – $9 million).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	Successor
	For the three months ended
	March 31, 2022
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	6	—
Interest expense	9	1
Expected return on plan assets	(19)	—
Net periodic benefit cost	(4)	1

	Predecessor
	For the three months ended
	March 31, 2021
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	7	—
Interest expense	8	—
Expected return on plan assets	(16)	—
Amortization of net actuarial loss	2	—
Net periodic benefit cost	1	—

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than the service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

For the three months ended March 31, 2022, the Company contributed $2 million (2021 – $3 million) to the pension plans and $1 million (2021 – $1 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2022, the Company had income tax expense of $3 million, consisting of $1 million of current income tax expense and deferred income tax expense of $2 million. This compares to an income tax benefit of $3 million in the first quarter of 2021, consisting of $8 million of current income tax benefit and a deferred income tax expense of $5 million. The Company made payments, net of income tax refunds, of $2 million during the first quarter of 2022. The effective tax rate was 23% compared with an effective tax rate of 17% in the first quarter of 2021. The effective tax rate for 2021 was impacted by additional tax expense on stock-based compensation which vested during the quarter. Also, a weaker US dollar resulted in an increase in the Company’s deferred tax liability on unremitted foreign earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2022	2021
	$	$
Work in process and finished goods	375	359
Raw materials	108	110
Operating and maintenance supplies	197	194
	680	663

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The components of lease expense were as follows:

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	$	$
Operating lease expense	5	6

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	6	6

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	4	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
	$	$
Operating leases
Operating leases right-of-use assets	51	48

Lease liabilities due within one year	19	19
Long-term operating lease liabilities	35	36
	54	55

Finance leases
Property, plant and equipment	4	5
Accumulated depreciation	(1)	(2)
	3	3

Long-term debt due within one year	1	1
Long-term debt	3	3
	4	4

Weighted-average remaining lease term
Operating leases	4.2 years	4.3 years
Finance leases	6.5 years	6.8 years

Weighted-average discount rate
Operating leases	3.2%	3.2%
Finance leases	4.8%	4.8%

Maturities of lease liabilities at March 31, 2022 were as follows:

	Operating leases	Finance leases
	March 31,	March 31,
	2022	2022
	$	$
2022 (1)	18	1
2023	16	1
2024	13	1
2025	6	1
2026	3	1
Thereafter	5	1
Total lease payments	61	6

Less: Imputed interest	7	2

Total lease liabilities	54	4

(1)	Represents the remaining nine months of 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

The Company implemented a cost savings program. As part of this program, in August 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, in May 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. For the three months ended March 31, 2022, the Company recorded nil of accelerated depreciation under Impairment of long-lived assets (2021 – $6 million) and nil of closure costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2021 – $3 million).

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. For the three months ended March 31, 2022, the Company recorded $13 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2021 – $8 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income by component(1) for the three months ended March 31, 2022 and the year predecessor period ended November 30, 2021 and successor period ended December 31, 2021:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (CONTINUED)

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Successor	$	$	$	$	$
Balance at November 30, 2021	—	—	—	—	—
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	3	N/A	N/A	N/A	3
Net gain (loss)	N/A	17	(1)	N/A	16
Foreign currency items	N/A	N/A	N/A	8	8
Other comprehensive income (loss) before reclassifications	—	17	(1)	8	24
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	17	(1)	8	24
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	11	N/A	N/A	N/A	11
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	5	N/A	N/A	N/A	5
Foreign currency items	N/A	N/A	N/A	13	13
Other comprehensive income before reclassifications	17	—	—	13	30
Amounts reclassified from Accumulated other comprehensive income	(2)	—	—	—	(2)
Net current period other comprehensive income	15	—	—	13	28
Balance at March 31, 2022	15	17	(1)	21	52

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income:

Details about Accumulated other comprehensive income components	Amounts reclassified from Accumulated other comprehensive income
	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
	2022	2021
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	1	—
Currency options and forwards (1)	1	10
Net investment hedge (2)	—	(9)
Total before tax	2	1
Tax benefit	—	1
Net of tax	2	2

Amortization of defined benefit pension items
Amortization of net actuarial loss (3)	—	(2)
Discontinued operations	—	(4)
Total before tax	—	(6)
Tax benefit	—	1
Net of tax	—	(5)

(1)	These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.
(2)	These amounts are included in Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.
(3)	These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

LONG-TERM DEBT

FIRST LIEN TERM LOAN FACILITY

On January 7, 2022, the Company utilized $127 million under the delayed draw term facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled and a $2 million repayment was made during the first quarter of 2022, leaving total drawings under the Term Loan Facility of $650 million as of March 31, 2022.

SENIOR SECURED NOTES

On January 7, 2022, $133 million of the 6.75% Senior Secured Notes due 2028 were redeemed, and accrued interest of $2 million were paid, as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of March 31, 2022.

EXISTING DOMTAR NOTES CHANGE OF CONTROL OFFERS

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding post January 7, 2022, the payment date. In addition, $3 million of premium and $6 million of accrued interest were paid.

ABL REVOLVING CREDIT FACILITY

On November 30, 2021, the Company entered into an ABL Revolving Credit Facility that matures on November 30, 2026. The ABL Revolving Credit Facility is available to Domtar Corporation and certain other domestic and Canadian subsidiaries and provides for revolving loans and letters of credit in an aggregate amount of up to $400 million, subject to borrowing base capacity. At March 31, 2022, the Company had $150 million in borrowings and $63 million of letters of credit outstanding.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

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

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

March 31,
2022
$
Balance at beginning of year	41
Additions and other changes	1
Environmental spending	(1)
Balance at end of period	41

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2022, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2022, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2022 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court ruled the EPA wrongly understood the Clean Air Act, vacated the ACE rule, sending it back to the EPA for further consideration. The court also rejected the embedded repeal of the Clean Power Plan, but the court stayed its mandate as to that part of its decision to avoid reinstating that now outdated Clean Power Plan. Four petitions of certiorari were filed with the United States Supreme Court seeking review of the D.C. Circuit’s decision, and the Supreme Court decided to hear the appeal. Oral argument was held on February 28, 2022, and a decision is expected in the Summer of 2022. Regardless of the outcome of the petitions for certiorari and EPA’s further consideration, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. British Columbia has a carbon tax that applies to the purchase of fossil fuels within the province. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SEGMENT DISCLOSURES

Following the sale of the Company’s Personal Care business on March 1, 2021, the Company operates as a single reportable segment as described below, which also represents its only operating segment:

•

Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp and high quality airlaid and ultrathin laminated cores.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Successor	Predecessor
	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2022	2021
	$	$
Sales by product group
Communication papers	579	488
Specialty and packaging papers	175	137
Market pulp	256	246
Consolidated sales	1,010	871
Operating income (loss) from continuing operations (1)
Pulp and Paper	39	1
Corporate	(14)	(10)
Consolidated operating income (loss) from continuing operations	25	(9)
Interest expense, net	21	15
Non-service components of net periodic benefit cost	(9)	(6)
Earnings (loss) before income taxes	13	(18)
Income tax expense (benefit)	3	(3)
Earnings (loss) from continuing operations	10	(15)
Earnings (loss) from discontinued operations, net of taxes	13	(14)
Net earnings (loss)	23	(29)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in item 1A, Risk Factors, in Part II of this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2022 and 2021. The three month periods are also referred to as the first quarter of 2022 and 2021. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

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

We have prepared our discussion of the results of operations by comparing the results of the Successor period from January 1, 2022 to March 31, 2022 and the Predecessor period from January 1, 2021 through March 31, 2021. We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. The mill will be sold to an independent purchaser to be approved by the Commissioner. The assets and liabilities related to the pulp mill for all periods are presented as held for sale in the Consolidated Balance Sheet. The sale of the pulp mill meets the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2022

•	We reported operating income from continuing operations of $25 million, compared to operating loss from continuing operations of $9 million in first quarter of 2021
•	We reported earnings from continuing operations of $10 million compared to a loss from continuing operations of $15 million in first quarter of 2021
•	Earnings from discontinued operations, net of taxes amounted to $13 million in first quarter of 2022
•

Sales increased by 16% from the first quarter of 2021. Our manufactured paper volumes and our net average selling prices for pulp and paper were up while our pulp volumes were down from the first quarter of 2021

•	Recognition of asset conversion costs of $13 million, related to our previously announced decision to repurpose assets at our Kingsport facility
•	Recognition of $3 million of transaction costs related to our Merger

	Three months ended
	Successor	Predecessor	Variance
FINANCIAL HIGHLIGHTS	March 31, 2022	March 31, 2021	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,010	$871	$139	16%
Operating income (loss) from continuing operations
Pulp and Paper	39	1	38	3800%
Corporate	(14)	(10)	(4)	-
Operating income (loss) from continuing operations	25	(9)	34	378%
Earnings (loss) from continuing operations	10	(15)	25	167%
Earnings (loss) from discontinued operations, net of taxes	13	(14)	27	193%
Net earnings (loss)	23	(29)	52	179%

			At March 31, 2022	At December 31, 2021
Total assets			$4,676	$4,854
Total long-term debt, including current portion			$1,689	$1,902

ONGOING IMPACT OF THE COVID-19 PANDEMIC

As reflected in the discussion below, ongoing impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is difficult to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect these factors and their effects on our operations to continue in 2022.

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

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our first quarter of 2022 and 2021 sales, operating income (loss) and other information relevant to the understanding of our results from continuing operations.

ANALYSIS OF NET SALES
	Three months ended
	Successor	Predecessor	Variance
	March 31, 2022	March 31, 2021	$	%
Sales	1,010	871	139	16%

Shipments
Paper - manufactured (in thousands of ST)	565	546	19	3%
Communication Papers	463	453	10	2%
Specialty and Packaging papers	102	93	9	10%
Paper - sourced from third parties (in thousands of ST)	12	18	(6)	(33%)
Paper - total (in thousands of ST)	577	564	13	2%
Pulp (in thousands of ADMT)	294	381	(87)	(23%)

Sales in the first quarter of 2022 increased by $139 million, or 16% when compared to sales in the first quarter of 2021. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our paper sales volumes and was partially offset by a decrease in our pulp sales volumes.

ANALYSIS OF CHANGE IN OPERATING INCOME (LOSS)

First quarter of 2022 compared to First quarter of 2021

Operating income in our Pulp and Paper business amounted to $39 million in first quarter of 2022, an increase of $38 million, when compared to operating income of $1 million in first quarter of 2021. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($162 million)
•	Higher volume and mix ($3 million)
•	There were no restructuring charges in the first quarter of 2022 compared to $2 million in the first quarter of 2021

These increases were partially offset by:

•	Higher operating expenses ($58 million) mostly related to higher freight cost as well as higher maintenance costs in part due to the timing of some major maintenance
•	Higher input costs ($45 million) mostly related to fiber, chemicals and energy
•

Higher depreciation/impairment charges ($10 million). Depreciation charges were higher by $16 million when compared to the first quarter of 2021 due to the application of the acquisition method of accounting as of the date of the Merger, resulting in a new basis of the Company’s assets, which were measured at fair value. We recorded $6 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in the first quarter of 2021 and there were no accelerated depreciation charges in the first quarter of 2022

•	Lower gains from our foreign currency hedging program ($9 million)
•	Higher conversion charges ($5 million) in the first quarter of 2022 due to the conversion of our Kingsport mill to a linerboard facility
•	Higher other expense ($2 million)

OTHER FACTORS

Corporate

We incurred $14 million of corporate charges in the first quarter of 2022, an increase of $4 million compared to corporate charges of $10 million in the first quarter of 2021. This increase was mostly due to transaction costs in the first quarter of 2022 related to our Merger. There were no transaction costs in the first quarter of 2021.

Interest Expense, net

We incurred $21 million of net interest expense in the first quarter of 2022, an increase of $6 million compared to net interest expense of $15 million in the first quarter of 2021. Net interest expense in the first quarter of 2022 is related to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021, the new ABL Revolving Credit Facility entered into on November 30, 2021, the First Lien Term Loan facility entered on November 30, 2021, as well as a write-off of $6 million related to unamortized debt issuance cost. These interest expenses were partially offset by lower interest on the 4.4% Notes due to the early retirement in April 2021 as well as a non-cash gain on the fair value increment of the 6.25% Notes and 6.75% Notes upon partial repayment in January 2022. In the first quarter of 2022, we had capitalized interest of $4 million, compared to $1 million in the first quarter of 2021, mostly related to our mill conversion. See section “Capital Resources” below for more information on our new debt structure following our Merger on November 30, 2021.

Income Taxes

For the first quarter of 2022, we had income tax expense of $3 million, consisting of $1 million of current income tax expense and deferred income tax expense of $2 million. This compares to an income tax benefit of $3 million in the first quarter of 2021, consisting of $8 million of current income tax benefit and a deferred income tax expense of $5 million. We made payments, net of income tax refunds, of $2 million during the first quarter of 2022. The effective tax rate was 23% compared with an effective tax rate of 17% in the first quarter of 2021. The effective tax rate for the first quarter of 2021 was impacted by additional tax expense on stock-based compensation which vested during the quarter. Also, a weaker US dollar resulted in an increase in our deferred tax liability on unremitted foreign earnings.

Economic conditions and uncertainties

The markets in which our pulp and paper business operates are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we may experience ongoing decreasing demand for most of our existing paper products. In addition, current global economic conditions are highly volatile due to the COVID-19 pandemic, resulting in both market size contractions in certain countries due to economic slowdowns and government restrictions on movement. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the product quality and competitively priced pulp products.

OUTLOOK

For the balance of 2022, we expect North American paper demand to remain strong as COVID-19 restrictions continue to ease and employment levels improve. Pulp markets are expected to continue to remain tight as supply disruptions and logistics issues are bringing supply insecurity. We will benefit from recent price increase announcements. The increased prices are expected to be partially offset by higher than expected cost inflation. We are experiencing increased costs for most inputs, as well as cost and capacity challenges in transporting goods to customers.

DISCONTINUED OPERATION

For the first quarter of 2022, we reported earnings on discontinued operations, net of taxes, of $13 million (first quarter of 2021 - loss from discontinued operations, net of taxes of $14 million).

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. The mill will be sold to an independent purchaser to be approved by the Commissioner. The assets and liabilities related to the pulp mill for all periods are presented as held for sale in the Consolidated Balance Sheet. The sale of the pulp mill meets the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Sale of our Personal Care business

On March 1, 2021, we completed the sale of our Personal Care business to American Industrial Partners (“AIP”), for a purchase price of $920 million in cash. Based on its magnitude and because we exited the Personal Care business, the sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, all periods presented reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 1, Financial Statements and Supplemental Data, under Note 3, “Discontinued Operations”.

STOCK-BASED COMPENSATION EXPENSE

As a result of the acquisition by Paper Excellence, on November 30, 2021, we recognized an accelerated vesting on all the outstanding stock-based awards under the Omnibus Plan. These awards were then cancelled and converted into the right to receive cash payment, which was made in December 2021. In turn, the Omnibus Plan was terminated and is expected to be replaced in 2022 by another long-term incentive program.

For the first quarter of 2021, stock-based compensation expense recognized in the predecessor results from continuing and discontinued operations of $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $400 million ABL Revolving Credit facility, of which $187 million was undrawn and available as of March 31, 2022. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, totaled $49 million in the first quarter of 2022, a $16 million increase compared to cash flows from operating activities, including discontinued operations, of $33 million in the first quarter of 2021. This increase in cash flows from operating activities is primarily due to an increase in profitability as well as a decrease in working capital requirements in the first quarter of 2022 when compared to the first quarter of 2021. We made income tax payments, net of refunds, of $2 million in the first quarter of 2022 compared to income tax refunds, net of payments, of $7 million during the first quarter of 2021.

Investing Activities

Cash flows used for investing activities, including discontinued operations, totaled $69 million in the first quarter of 2022, a $915 million increase compared to cash flows provided from investing activities, including discontinued operations, of $846 million in the first quarter of 2021.

The use of cash in the first quarter of 2022 was attributable to additions to property, plant and equipment of $83 million and partially offset by proceeds from the sale of timberland ($14 million).

The source of cash provided from investing activities in the first quarter of 2021 was attributable to the proceeds from the sale of our Personal Care business ($897 million) and was partially offset by additions to property, plant and equipment of $51 million.

Our annual capital expenditures for 2022 should increase due mostly to our Kingsport mill conversion and are expected to be between $320 million and $340 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $212 million in the first quarter of 2022 compared to cash flows used for financing activities, including discontinued operations, of $516 million in the first quarter of 2021.

The use of cash flows from financing activities in the first quarter of 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowing under our ABL Revolving Credit Facility ($35 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

The use of cash flows for financing activities in the first quarter of 2021, was for the repayment of the Term Loan ($294 million) as well as for the repurchase of our common stock ($223 million) of which a $200 million payment was made under an ASR agreement. This was partially offset by an increase in bank indebtedness ($4 million).

 Capital Resources

Net indebtedness, consisting of long-term debt, net of cash and cash equivalents, was $1,635 million as of March 31, 2022 compared to $1,616 million as of December 31, 2021.

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

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company which has no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. and Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, excluding principal properties (second in priority to the liens securing our First Lien Term Loan Facility (“Term Loan Facility”) discussed below), in each case, subject to permitted liens.

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

Our ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve-month period, when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply as of March 31, 2022.

As of March 31, 2022, we had $150 million borrowings and $63 million of letters of credit outstanding under this facility.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding post January 7, 2022, the payment date. In addition, $3 million of premium and $6 million of accrued interest were paid.

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

On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled. We repaid $2 million of the facility leaving total drawings under the Term Loan Facility of $650 million as of March 31, 2022.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside designed to fund approximately half of the funds required to complete the Change of Control Offers. Such funds are included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of March 31, 2022.

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

Use of proceeds from the sale of our Personal Care business

On April 8, 2021, we redeemed the 4.4% Notes, originally due in March 2022, at a redemption price of 100% of the principal amount of $300 million, plus accrued and unpaid interest and a make-whole premium of $11 million. As of March 31, 2021, the 4.4% Notes were reclassified and presented under Long-term debt due within one year on the Consolidated Balance Sheet. The debt extinguishment as well as the related loss on debt extinguishment, was recognized in the second quarter of 2021.

On March 11, 2021, we repaid $294 million remaining under our Term Loan Agreement that had an original maturity in May 2025. A write-off of $2 million of unamortized debt issuance costs is included in the Interest Expense line item on the Consolidated Statement of Earnings.

 GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2022, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2022, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2021.

There has not been any material change to our policies since December 31, 2021. For more details, refer to Note 2 “Recent Accounting Pronouncements” of the financial statements in this Quarterly Report on Form 10-Q.

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

•	the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There has not been any material change in our exposure to market risk since December 31, 2021. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 5 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2022, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 “Commitments and Contingencies” of the financial statements in this Quarterly Report on Form 10-Q for the discussion regarding legal proceedings.

For a description of previously reported legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2021, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2022, there are no publicly traded common shares of Domtar Corporation.

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

Date: May 5, 2022

By:	/s/ Daniel Buron
Daniel Buron
Executive Vice President and Chief Financial Officer

By:	/s/ Josée Mireault
Josée Mireault
Director, Corporate Law and Assistant Secretary