Form 10-Q
period 2022-06-30
Domtar CORP
filed 2022-08-05
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

(zip code)

(803) 802-7500

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(Unaudited)
	$	$	$	$
Sales	1,087	916	2,097	1,787
Operating expenses
Cost of sales, excluding depreciation and amortization	881	719	1,713	1,470
Depreciation and amortization	61	50	127	100
Selling, general and administrative	69	67	138	131
Impairment of long-lived assets (NOTE 10)	—	1	—	7
Closure and restructuring costs (NOTE 10)	—	7	—	10
Asset conversion costs (NOTE 10)	12	5	25	13
Transaction costs (NOTE 4)	3	18	6	18
Other operating (income) loss, net	(5)	1	(3)	(1)
	1,021	868	2,006	1,748
Operating income from continuing operations	66	48	91	39
Interest expense, net	24	20	45	35
Non-service components of net periodic benefit cost (NOTE 6)	(17)	(6)	(26)	(12)
Earnings before income taxes	59	34	72	16
Income tax expense (NOTE 7)	13	11	16	8
Earnings from continuing operations	46	23	56	8
Earnings from discontinued operations, net of taxes (NOTE 3)	5	14	18	—
Net earnings	51	37	74	8
Other comprehensive (loss) income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 and $(3), respectively (2021 – $(5) and $(8), respectively)	(7)	18	10	27
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2 and $2, respectively (2021 – $3 and $2, respectively)	(4)	(12)	(6)	(14)
Foreign currency translation adjustments	(20)	12	(7)	84
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(4) and $(4), respectively (2021 – $(7) and $(8), respectively)	11	20	11	25
Other comprehensive (loss) income	(20)	38	8	122
Comprehensive income	31	75	82	130

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2022	2021
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $250	189	286
Receivables, less allowances of $4 and $4	527	463
Inventories (NOTE 8)	648	663
Prepaid expenses	51	44
Income and other taxes receivable	51	59
Assets held for sale (NOTE 3)	—	287
Total current assets	1,466	1,802
Property, plant and equipment, net	2,708	2,524
Operating lease right-of-use assets (NOTE 9)	51	48
Intangible assets, net	23	207
Other assets	291	273
Total assets	4,539	4,854
Liabilities and shareholders' equity
Current liabilities
Trade and other payables	611	543
Income and other taxes payable	36	11
Operating lease liabilities due within one year (NOTE 9)	18	19
Long-term debt due within one year (NOTE 11)	7	259
Liabilities held for sale (NOTE 3)	—	63
Total current liabilities	672	895
Long-term debt (NOTE 11)	1,531	1,643
Operating lease liabilities (NOTE 9)	33	36
Deferred income taxes and other	498	525
Other liabilities and deferred credits	184	216
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	1,555	1,555
Retained earnings (deficit)	34	(40)
Accumulated other comprehensive income	32	24
Total shareholders' equity	1,621	1,539
Total liabilities and shareholders' equity	4,539	4,854

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2022
Successor	Additional paid-in capital	(Deficit) retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at March 31, 2022	1,555	(17)	52	1,590
Net earnings	—	51	—	51
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(7)	(7)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	(20)	(20)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(4)	—	—	11	11
Balance at June 30, 2022	1,555	34	32	1,621

	For the six months ended
	June 30, 2022
Successor	Additional paid-in capital	(Deficit) retained earnings	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2021	1,555	(40)	24	1,539
Net earnings	—	74	—	74
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	10	10
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	(6)	(6)
Foreign currency translation adjustments	—	—	(7)	(7)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(4)	—	—	11	11
Balance at June 30, 2022	1,555	34	32	1,621

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Successor	Predecessor
	For the six months ended
	June 30,	June 30,
	2022	2021
	(Unaudited)
	$	$
Operating activities
Net earnings	74	8
Adjustments to reconcile net earnings to cash flows from operating activities
Depreciation and amortization	127	117
Deferred income taxes and tax uncertainties (NOTE 7)	(6)	(4)
Impairment of long-lived assets (NOTE 10)	—	7
Net loss on disposition of discontinued operations (NOTE 3)	—	33
Stock-based compensation expense	—	4
Make-whole premium on repayment of long-term debt	—	11
Other	(1)	6
Changes in assets and liabilities, excluding the effect of sale of businesses
Receivables	8	(137)
Inventories	(23)	18
Prepaid expenses	9	1
Trade and other payables	23	32
Income and other taxes	36	12
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(23)	(8)
Other assets and other liabilities	(5)	(10)
Cash flows from operating activities	219	90
Investing activities
Additions to property, plant and equipment	(211)	(122)
Proceeds from disposals of property, plant and equipment	23	1
Proceeds from sale of businesses, net of cash disposed (NOTE 3)	237	897
Cash flows provided from investing activities	49	776
Financing activities
Stock repurchase	—	(223)
Net repayments under revolving credit facility	(115)	—
Issuance of long-term debt, net of debt issue costs	127	—
Repayments of long-term debt, including make-whole premium	(374)	(606)
Other	(2)	—
Cash flows used for financing activities	(364)	(829)
Net (decrease) increase in cash and cash equivalents	(96)	37
Impact of foreign exchange on cash	(1)	—
Cash and cash equivalents at beginning of period	286	309
Cash and cash equivalents at end of period	189	346
Supplemental cash flow information
Net cash payments for:
Interest	58	37
Income taxes	6	1

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, the Company was required to commit to the divestiture of its Kamloops, British Columbia production facility within a short period of time following the Merger. Such divestiture occurred on June 1, 2022 as described in Note 3.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The consent agreement filed by the Canadian Commissioner of Competition (“Commissioner”) with the Competition Tribunal fulfilled the final condition to the closing of the business combination. According to the consent agreement, following the closing of the business combination, Domtar’s pulp mill in Kamloops, British Columbia was to be sold in order to resolve the Commissioner’s concerns about the business combination’s implications on the purchase of wood fiber from the Thompson/Okanagan region in British Columbia.

On June 1, 2022, Domtar completed the sale of the mill and related assets to an independent acquiror approved by the Commissioner for a purchase price of $243 million, which represents $237 million in cash and $6 million in receivables, subject to customary adjustments. In connection with the sale, the Company entered into Transition Services Agreements with Kruger pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

Sale of Personal Care business

On March 1, 2021, Domtar completed the sale of the Company’s Personal Care business to American Industrial Partners (“AIP”) for a purchase price of $920 million in cash, including elements of working capital of $130 million. Domtar received a net amount of $897 million, which represented the selling price minus the settlements of the net indebtedness and other elements of working capital adjustments. In connection with the sale, the Company entered into Transition Services Agreements with AIP pursuant to which the Company agreed to provide various back-office and information technology support. These agreements expired as the business is fully separated from Domtar.

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	$	$	$	$
Sales	66	94	154	321
Operating expenses
Cost of sales, excluding depreciation and amortization	52	70	119	239
Depreciation and amortization	—	3	—	17
Selling, general and administrative	—	1	—	25
Closure and restructuring costs	—	—	—	1
Transaction costs	6	—	9	—
Other operating loss, net	—	—	—	1
	58	74	128	283
Operating income	8	20	26	38
Net loss on disposition of discontinued operations	—	1	—	33
Earnings from discontinued operations before income taxes	8	19	26	5
Income tax expense	3	5	8	5
Net earnings from discontinued operations	5	14	18	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DISCONTINUED OPERATIONS (CONTINUED)

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

	At
	June 30,	December 31,
	2022	2021
	$	$
Assets
Receivables	—	50
Inventories	—	82
Long-term assets	—	155
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	—	287

Liabilities
Trade and other payables	—	26
Income and other taxes payable	—	—
Long-term debt due within one year	—	1
Long-term debt	—	4
Deferred income taxes and other	—	27
Other liabilities and deferred credits	—	5
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	—	63
(1)	Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet.

Cash Flows from Discontinued Operations:

	Successor	Predecessor
	For the six months ended
	June 30,	June 30,
	2022	2021
	$	$
Cash flows from operating activities	39	21
Cash flows used for investing activities	(3)	(8)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Fair value of net assets acquired at the date of acquisition - Preliminary values
Receivables	$557
Inventories	597
Prepaid expenses	50
Income and other taxes receivable	48
Property, plant and equipment	2,639
Intangible assets	20
Operating lease right-of-use assets	51
Other assets	268
Assets held for sale	287
Total assets	4,517

Less: Assumed Liabilities
Trade and other payables	674
Income and other taxes payable	16
Operating lease liabilities (including short-term portion)	58
Long-term debt (including short-term portion)	529
Deferred income tax liabilities	511
Other liabilities and deferred credits	221
Liabilities held for sale	44
Total liabilities	2,053

Fair value of net assets acquired at the date of acquisition	2,464

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – ACQUISITION OF BUSINESS (CONTINUED)

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

For the three and six months ended June 30, 2022, the Company recognized nil and $3 million, respectively, of acquisition related costs affected to that transaction. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income in the line item entitled Transaction costs.

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

JUNE 30, 2022

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2022, two customers located in the U.S. represented 27% or $144 million of the Company’s receivables (December 31, 2021 – two customers located in the U.S. represented 28% or $130 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 18 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

As of June 30, 2022, the Company hedged 22% and 10% of its forecasted purchases of natural gas under derivative contracts for 2022 and 2023, respectively. The natural gas derivative contracts were effective as of June 30, 2022.

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

As of June 30, 2022, the Company hedged 61%, 37% and 5% of its forecasted net Canadian dollars cash exposures under contracts for 2022, 2023 and 2024, respectively. The foreign exchange derivative contracts were effective as of June 30, 2022.

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

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2022 and December 31, 2021, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	4	—	4	—	(a)	Prepaid expenses
Natural gas swap contracts	12	—	12	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	18	—	18	—

Liabilities derivatives
Currency derivatives	4	—	4	—	(a)	Trade and other payables
Total Liabilities	4	—	4	—

Other Instruments:
Long-term debt due within one year	7	—	7	—	(b)	Long-term debt due within one year
Long-term debt	1,390	—	1,390	—	(c)	Long-term debt

Fair Value of financial instruments at:	December 31, 2021	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	18	—	18	—	(a)	Prepaid expenses
Natural gas swap contracts	6	—	6	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Other assets
Total Assets	26	—	26	—

Liabilities derivatives
Currency derivatives	1	—	1	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	259	—	259	—	(b)	Long-term debt due within one year
Long-term debt	1,682	—	1,682	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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
(b)

Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. The carrying value of the Company’s long-term debt due within one year is $7 million and $259 million at June 30, 2022 and December 31, 2021, respectively.

(c)	The carrying value of the Company’s long-term debt is $1,531 million and $1,643 million at June 30, 2022 and December 31, 2021, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2022, the pension expense was $7 million and $19 million, respectively (2021 – $8 million and $17 million, respectively).

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	Successor
	For the three months ended		For the six months ended
	June 30, 2022		June 30, 2022
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	—	11	—
Interest expense	9	—	18	1
Expected return on plan assets	(18)	—	(37)	—
Settlement gain (1)	(8)	—	(8)	—
Net periodic benefit cost	(12)	—	(16)	1

(1)

During the second quarter of 2022, the Company entered into agreements with insurance companies to purchase group annuity buy-out contracts and transfer approximately $105 million (CDN $135 million) of its Quebec, Canada defined benefit plans’ projected benefit obligations and $85 million of its U.S. defined benefit plans’ projected benefit obligations. The transactions closed in April 2022 for Canada and in June 2022 for the U.S. and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $141 million (CDN $180 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 3,253 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of April 30, 2022 for Canada and June 30, 2022 for the U.S. and the Company recognized a non-cash pension settlement gain of $8 million before tax in the second quarter of 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Predecessor
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

For the three and six months ended June 30, 2022, the Company contributed $2 million and $4 million, respectively (2021 – $5 million and $8 million, respectively) to the pension plans and $1 million and $2 million, respectively (2021 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2022, the Company’s income tax expense was $13 million, consisting of a current income tax expense of $21 million and a deferred income tax benefit of $8 million. This compares to an income tax expense of $11 million in the second quarter of 2021, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $5 million. The Company made payments, net of income tax refunds, of $4 million during the second quarter of 2022. The effective tax rate was 22% compared with an effective tax rate of 32% in the second quarter of 2021. The effective tax rate for the second quarter of 2021 was impacted by certain transaction costs incurred during the quarter related to the potential acquisition of the Company by Paper Excellence which provided no tax benefit.

For the first six months of 2022, the Company’s income tax expense was $16 million, consisting of a current income tax expense of $22 million and a deferred income tax benefit of $6 million. This compares to an income tax expense of $8 million in the first six months of 2021, consisting of a current income tax expense of $8 million and no deferred income tax expense. The Company made payments, net of income tax refunds, of $6 million during the first six months of 2022. The effective tax rate was 22% compared to an effective tax rate of 50% in the first six months of 2021. The effective tax rate for the first six months of 2021 was significantly impacted by certain transaction costs incurred during the period related to the potential acquisition of the Company by Paper Excellence which provided no tax benefit.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2022	2021
	$	$
Work in process and finished goods	389	359
Raw materials	109	110
Operating and maintenance supplies	150	194
	648	663

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The components of lease expense were as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	$	$	$	$
Operating lease expense	5	5	10	11

Supplemental cash flow information related to leases was as follows:

	Successor	Predecessor
	For the six months ended
	June 30,	June 30,
	2022	2021
	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	12	12
Operating cash flows from finance leases	—	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	6	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
	$	$
Operating leases
Operating leases right-of-use assets	51	48

Lease liabilities due within one year	18	19
Long-term operating lease liabilities	33	36
	51	55

Finance leases
Property, plant and equipment	4	5
Accumulated depreciation	(1)	(2)
	3	3

Long-term debt due within one year	—	1
Long-term debt	4	3
	4	4

Weighted-average remaining lease term
Operating leases	4.1 years	4.3 years
Finance leases	6.5 years	6.8 years

Weighted-average discount rate
Operating leases	3.3%	3.2%
Finance leases	4.8%	4.8%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9. LEASES (CONTINUED)

Maturities of lease liabilities at June 30, 2022 were as follows:

	Operating leases	Finance leases
	June 30,	June 30,
	2022	2022
	$	$
2022 (1)	10	—
2023	17	1
2024	13	1
2025	6	1
2026	3	1
Thereafter	6	2
Total lease payments	55	6

Less: Imputed interest	4	2

Total lease liabilities	51	4

(1)	Represents the remaining six months of 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

The Company implemented a cost savings program. As part of this program, in August 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, in May 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. For the three and six months ended June 30, 2022, the Company recorded nil of accelerated depreciation under Impairment of long-lived asset (2021 – $1 million and $7 million, respectively) and nil of closure costs under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (2021 – $7 million and $10 million, respectively).

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. For the three and six months ended June 30, 2022, the Company recorded $12 million and $25 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings and Comprehensive Income (2021 – $5 million and $13 million, respectively). These costs will be ongoing until the completion of the conversion.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

LONG-TERM DEBT

		Par		June 30,	December 31,
	Maturity	Amount	Currency	2022	2021
		$		$	$
Unsecured notes
6.25% Notes	2042	116	US	122	264
6.75% Notes	2044	150	US	157	262
Senior secured notes
6.75% Notes	2028	642	US	642	775
ABL Revolving Credit Facility	2026	—	US	—	115
First Lien Term Loan	2028	648	US	642	520
Finance lease obligations	2022 - 2028			4	4
				1,567	1,940

Less: Unamortized debt issuance costs				29	38

Less: Due within one year				7	259
				1,531	1,643

.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income by component(1) for the six months ended June 30, 2022 and the year predecessor period ended November 30, 2021 and successor period ended December 31, 2021:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (CONTINUED)

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Successor	$	$	$	$	$
Balance at November 30, 2021	—	—	—	—	—
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	3	N/A	N/A	N/A	3
Net gain (loss)	N/A	17	(1)	N/A	16
Foreign currency items	N/A	N/A	N/A	8	8
Other comprehensive income (loss) before reclassifications	—	17	(1)	8	24
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	17	(1)	8	24
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	13	N/A	N/A	N/A	13
Foreign exchange forward contracts	(3)	N/A	N/A	N/A	(3)
Net gain	N/A	12	6	N/A	18
Foreign currency items	N/A	N/A	N/A	(7)	(7)
Other comprehensive income (loss) before reclassifications	10	12	6	(7)	21
Amounts reclassified from Accumulated other comprehensive income	(6)	(6)	(1)	—	(13)
Net current period other comprehensive income (loss)	4	6	5	(7)	8
Balance at June 30, 2022	4	23	4	1	32

(1)	All amounts are after tax. Amounts in parentheses indicate losses.
(2)	The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive income:

Details about Accumulated other comprehensive income components	Amounts reclassified from Accumulated other comprehensive income
	Successor	Predecessor
	For the three months ended
	June 30,	June 30,
	2022	2021
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	5	(1)
Currency options and forwards (1)	1	16
Total before tax	6	15
Tax expense	(2)	(3)
Net of tax	4	12

Amortization of defined benefit pension items
Amortization of net actuarial gain (loss) (3) (4)	8	(3)
Amortization of prior year service costs (3)	—	(1)
Total before tax	8	(4)
Tax (expense) benefit	(2)	1
Net of tax	6	(3)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	1
Discontinued operations	1	—
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive income
	Successor	Predecessor
	For the six months ended
	June 30,	June 30,
	2022	2021
	$	$
Net derivatives gains (losses) on cash flow hedge
Natural gas swap contracts (1)	6	(1)
Currency options and forwards (1)	2	26
Net investment hedge (2)	—	(9)
Total before tax	8	16
Tax expense	(2)	(2)
Net of tax	6	14

Amortization of defined benefit pension items
Amortization of net actuarial gain (loss) (3) (4)	8	(5)
Amortization of prior year service costs (3)	—	(1)
Discontinued operations	—	(4)
Total before tax	8	(10)
Tax (expense) benefit	(2)	2
Net of tax	6	(8)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	1
Discontinued operations	1	—
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)	These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.

(2)	This amount is included in Earnings from discontinued operations, net of taxes in the Consolidated Statements of Earnings and Comprehensive Income.

(3)	These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

(4)	Includes the non-cash pension settlement gain of $8 million recognized in the second quarter of 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2022, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2022, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2022, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

The EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court ruled the EPA wrongly understood the Clean Air Act, vacated the ACE rule, sending it back to the EPA for further consideration. The court also rejected the embedded repeal of the Clean Power Plan, but the court stayed its mandate as to that part of its decision to avoid reinstating that now outdated Clean Power Plan. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power without a clear statement from Congress. The decision does not completely bar EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources. The EPA plans to propose a new climate change rule for existing power plants in March 2023. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Successor	Predecessor	Successor	Predecessor
	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2022	2021	2022	2021
	$	$	$	$
Sales by product group
Communication papers	635	498	1,214	986
Specialty and packaging papers	189	145	364	282
Market pulp	263	273	519	519
Consolidated sales	1,087	916	2,097	1,787
Operating income (loss) from continuing operations (1)
Pulp and Paper	75	77	114	78
Corporate	(9)	(29)	(23)	(39)
Consolidated operating income from continuing operations	66	48	91	39
Interest expense, net	24	20	45	35
Non-service components of net periodic benefit cost	(17)	(6)	(26)	(12)
Earnings before income taxes	59	34	72	16
Income tax expense	13	11	16	8
Earnings from continuing operations	46	23	56	8
Earnings from discontinued operations, net of taxes	5	14	18	—
Net earnings	51	37	74	8

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

JUNE 30, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

SUBSEQUENT EVENT

Paper Excellence enters agreement to acquire Resolute Forest Products through Domtar Corporation

On July 6, 2022, the Paper Excellence Group announced that it has entered into a definitive agreement to acquire Resolute Forest Products Inc. ("Resolute") through Domtar. Under the agreement, Domtar will acquire all outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to potential duty deposit refunds of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

The cash consideration will be approximately $1.6 billion, excluding the contingent value right on softwood lumber duty deposit refunds.

Domtar has secured committed financing consisting of (i) up to $500 million in equity, and (ii) debt financing consisting of (A) a $400 million senior secured bridge loan and an increased $1 billion ABL facility with commitments provided by Barclays Bank PLC and Bank of Montreal and (B) a $500 million farm credit system term loan with a commitment provided by CoBank, ACB. Such commitments are subject to the terms and conditions set forth in the applicable debt commitment letters. Additionally, Domtar may fund the acquisition with available liquidity from Domtar and Resolute, which may include cash on hand as well as drawings under the ABL facility. The term loan and senior secured bridge are expected to rank pari passu with Domtar’s existing term loan and secured notes and the financing is expected to refinance all of Resolute’s existing debt in conjunction with the acquisition. Domtar expects to replace the secured bridge loan with longer term secured notes. The final structure and terms of the debt financing are subject to change depending on markets and other conditions.

The transaction, subject to Resolute shareholder approval, as well as applicable regulatory approvals and satisfaction of other customary closing conditions, is expected to close in the first half of 2023.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2022 and June 30, 2021. The three month and six month periods are also referred to as the second quarter and first half of 2022 and 2021. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 in this Form 10-Q.

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

We have prepared our discussion of the results of operations by comparing the results of the Successor period from January 1, 2022 to June 30, 2022 and the Predecessor period from January 1, 2021 through June 30, 2021. We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill meets the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

SUBSEQUENT EVENT

Paper Excellence enters agreement to acquire Resolute Forest Products through Domtar Corporation

On July 6, 2022, the Paper Excellence Group announced that it has entered into a definitive agreement to acquire Resolute Forest Products Inc. ("Resolute") through Domtar. Under the agreement, we will acquire all outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to potential duty deposit refunds of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

The cash consideration will be approximately $1.6 billion, excluding the contingent value right on softwood lumber duty deposit refunds.

We have secured committed financing consisting of (i) up to $500 million in equity, and (ii) debt financing consisting of (A) a $400 million senior secured bridge loan and an increased $1 billion ABL facility with commitments provided by Barclays Bank PLC and Bank of Montreal and (B) a $500 million farm credit system term loan with a commitment provided by CoBank, ACB. Such commitments are subject to the terms and conditions set forth in the applicable debt commitment letters. Additionally, Domtar may fund the acquisition with available liquidity from Domtar and Resolute, which may include cash on hand as well as drawings under the ABL facility. The term loan and senior secured bridge are expected to rank pari passu with Domtar’s existing term loan and secured notes and the financing is expected to refinance all of Resolute’s existing debt in conjunction with the acquisition. Domtar expects to replace the secured bridge loan with longer term secured notes. The final structure and terms of the debt financing are subject to change depending on markets and other conditions.

The transaction, subject to Resolute shareholder approval, as well as applicable regulatory approvals and satisfaction of other customary closing conditions, is expected to close in the first half of 2023.

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

Conversion of Kingsport, Tennessee mill

We plan to enter the linerboard market with the conversion of our Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. The conversion is expected to be completed by the end of 2022. Once fully operational, the mill is expected to be a low-cost, first quartile recycled linerboard facility in North America. The converted mill is expected to directly employ approximately 160 employees. For the first half of 2022, we recorded $25 million under Asset conversion costs, and we are expecting costs to be ongoing until the completion of the conversion.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2022

•	We reported operating income from continuing operations of $66 million, compared to operating income from continuing operations of $48 million in the second quarter of 2021
•	We reported earnings from continuing operations of $46 million compared to earnings from continuing operations of $23 million in the second quarter of 2021
•	Earnings from discontinued operations, net of taxes amounted to $5 million in the second quarter of 2022
•	Sales increased by 19% from the second quarter of 2021. Our net average selling prices for pulp and paper as well as our paper volumes were up when compared to the second quarter of 2021
•	Recognition of asset conversion costs of $12 million related to our previously announced decision to repurpose assets at our Kingsport mill
•	Recognition of $3 million of transaction costs related to our announced agreement to acquire Resolute

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2022

•	We reported operating income from continuing operations of $91 million, compared to operating income from continuing operations of $39 million in the first half of 2021
•	We reported earnings from continuing operations of $56 million compared to earnings from continuing operations of $8 million in the first half of 2021
•	Earnings from discontinued operations, net of taxes amounted to $18 million in the first half of 2022
•	Sales increased by 17% from the first half of 2021. Our net average selling prices for pulp and paper as well as our paper volumes were up when compared to the first half of 2021
•	Recognition of asset conversion costs of $25 million related to our previously announced decision to repurpose assets at our Kingsport mill
•	Recognition of $6 million of transaction costs related to our Merger as well as the announced agreement to acquire Resolute

	Three months ended				Six months ended
	Successor	Predecessor	Variance		Successor	Predecessor	Variance
FINANCIAL HIGHLIGHTS	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
(In millions of dollars, unless otherwise noted)
Sales	$1,087	$916	$171	19%	$2,097	$1,787	$310	17%
Operating income (loss) from continuing operations
Pulp and Paper	75	77	(2)	(3%)	114	78	36	46%
Corporate	(9)	(29)	20	69%	(23)	(39)	16	41%
Operating income from continuing operations	66	48	18	38%	91	39	52	133%
Earnings from continuing operations	46	23	23	100%	16	8	8	100%
Earnings from discontinued operations, net of taxes	5	14	(9)	(64%)	18	-	18	-
Net earnings	51	37	14	38%	74	8	66	825%

			At June 30, 2022	At December 31, 2021
Total assets			$4,539	$4,854
Total long-term debt, including current portion			$1,538	$1,902

ONGOING IMPACT OF THE COVID-19 PANDEMIC

As reflected in the discussion below, ongoing impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is difficult to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We expect these factors and their effects on our operations to continue during the second half of 2022.

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

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our second quarter and first half of 2022 and 2021 sales, operating income (loss) and other information relevant to the understanding of our results of operations.

ANALYSIS OF NET SALES
	Three months ended				Six months ended
	Successor	Predecessor	Variance		Successor	Predecessor	Variance
	June 30, 2022	June 30, 2021	$	%	June 30, 2022	June 30, 2021	$	%
Sales	1,087	916	171	19%	2,097	1,787	310	17%

Shipments
Paper - manufactured (in thousands of ST)	576	549	27	5%	1,141	1,095	46	4%
Communication Papers	477	454	23	5%	940	907	33	4%
Specialty and Packaging papers	99	95	4	4%	201	188	13	7%
Paper - sourced from third parties (in thousands of ST)	12	18	(6)	(33%)	24	36	(12)	(33%)
Paper - total (in thousands of ST)	588	567	21	4%	1,165	1,131	34	3%
Pulp (in thousands of ADMT)	281	352	(71)	(20%)	575	733	(158)	(22%)

Sales in the second quarter of 2022 increased by $171 million, or 19% when compared to sales in the second quarter of 2021. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our paper sales volume. This increase was partially offset by a decrease in our pulp sales volume in part related to logistic challenges in transporting goods to customers.

Sales in the first half of 2022 increased by $310 million, or 17% when compared to sales in the first half of 2021. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper and an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volumes in part related to logistic challenges in transporting goods to customers.

ANALYSIS OF CHANGE IN OPERATING INCOME (LOSS)

Second quarter of 2022 compared to Second quarter of 2021

Operating income from continuing operations in our Pulp and Paper segment amounted to $75 million in the second quarter of 2022, a decrease of $2 million, when compared to operating income from continuing operations of $77 million in the second quarter of 2021. Our results were negatively impacted by:

•	Higher input costs ($88 million) mostly related to higher costs of fiber, chemicals and energy mostly related to inflation
•	Higher operating expenses ($81 million) mostly due to higher freight cost as well as higher maintenance in part due to the timing of some major maintenance
•

Higher depreciation/impairment charges ($10 million). Depreciation charges were higher by $11 million when compared to the second quarter of 2021 due to the application of the acquisition method of accounting as of the date of the Merger, resulting in a new basis of the Company’s assets, which were measured at fair value. We recorded $1 million of accelerated depreciation under Impairment of long-lived assets in the second quarter of 2021 related to our cost reduction program and there were no accelerated depreciation charges in the second quarter of 2022

•	Lower gains from our foreign currency hedging program, partially offset by the positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($9 million)
•

Higher conversion charges ($7 million) in the second quarter of 2022. We recorded $12 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility compared to $5 million in the second quarter of 2021

These decreases were partially offset by:

•	Higher net average selling prices for pulp and paper ($181 million)
•	There were no restructuring charges in the second quarter of 2022 compared to $6 million in the second quarter of 2021
•	Higher other income ($4 million)
•	Higher volume and mix ($2 million)

First half of 2022 compared to first half of 2021

Operating income from continuing operations in our Pulp and Paper segment amounted to $114 million in the first half of 2022, an increase of $36 million, when compared to operating income from continuing operations of $78 million in the first half of 2021. Our results were positively impacted by:

•	Higher net average selling prices for pulp and paper ($345 million)
•	Higher volume and mix ($10 million)
•	There were no restructuring charges in the first half of 2022 compared to $8 million in the first half of 2021
•	Higher other income ($2 million)

These increases were partially offset by:

•	Higher operating expenses ($150 million) mostly related to higher freight costs as well as higher maintenance costs in part due to the timing of some major maintenance.
•	Higher input costs ($128 million) mostly related to higher cost of fiber, chemicals and energy mostly due to inflation
•

Higher depreciation/impairment charges ($20 million). Depreciation charges were higher by $27 million when compared to the first half of 2021 due to the application of the acquisition method of accounting as of the date of the Merger, resulting in a new basis of the Company’s assets, which were measured at fair value. We recorded $7 million of accelerated depreciation under Impairment of long-lived assets in the first half of 2021 related to our cost reduction program and there were no accelerated depreciation charges in the first half of 2022

•	Lower gains from our foreign currency hedging program partially offset by a lower Canadian dollar on our Canadian dollar denominated expenses ($19 million)
•

Higher conversion charges ($12 million) in the first half of 2022. We recorded $25 million of asset conversion costs at our Kingsport mill as part of the conversion to a linerboard facility compared to $13 million in the first half of 2021

OTHER FACTORS

Corporate

We incurred $9 million of corporate charges in the second quarter of 2022 compared to $29 million in the second quarter of 2021. This decrease was mostly due to transaction costs of $3 million in the second quarter of 2022 related to our announced agreement to acquire Resolute compared to $18 million in the second quarter of 2021 related to our Merger. In addition, there were no restructuring charges in the second quarter of 2022 compared to $1 million in the second quarter of 2021.

We incurred $23 million of corporate charges in the first half of 2022, a decrease of $16 million compared to corporate charges of $39 million in the first half of 2021. This decrease was mostly due to transaction costs of $6 million in the first half of 2022 related to our announced agreement to acquire Resolute as well as our Merger, compared to $18 million in the first half of 2021 related to our Merger. In addition, there were no restructuring charges in the first half of 2022 compared to $2 million in the first half of 2021.

Interest Expense, net

We incurred $24 million of net interest expense in the second quarter of 2022, an increase of $4 million compared to net interest expense of $20 million in the second quarter of 2021. Net interest expense in the second quarter of 2022 is related to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021, the new ABL Revolving Credit Facility entered into on November 30, 2021, as well as the First Lien Term Loan facility entered on November 30, 2021. In the second quarter of 2022, we had capitalized interest of $5 million, compared to $2 million in the second quarter of 2021, mostly related to our mill conversion. In the second quarter of 2021, we had paid $11 million in make-whole premium fees related to the early retirement of the 4.4% Notes originally due March 2022. See section “Capital Resources” below for more information on our new debt structure following our Merger on November 30, 2021.

We incurred $45 million of net interest expense in the first half of 2022, an increase of $10 million compared to net interest expense of $35 million in the first half of 2021. Net interest expense in the first half of 2022 is related to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021, the new ABL Revolving Credit Facility entered into on November 30, 2021, the First Lien Term Loan facility entered on November 30, 2021 as well as a write-off of $6 million related to unamortized debt issuance cost in the first quarter of 2022. These interest expenses were partially offset by lower interest on the 4.4% Notes due to the early retirement in April 2021 as well as a non-cash gain of $10 million on the fair value increment of the 6.25% Notes and 6.75% Notes upon partial repayment in January 2022. In the first half of 2022, we had capitalized interest of $9 million, compared to $3 million in the first half of 2021, mostly related to our mill conversion. In the second quarter of 2021, we had paid $11 million in make-whole premium fees related to the early retirement of the 4.4% Notes originally due March 2022. See section “Capital Resources” below for more information on our new debt structure following our Merger on November 30, 2021.

Non-Service Components of net periodic benefit cost

For the second quarter and first half of 2022, our Non-Service Components of net periodic benefit cost was a benefit of $17 million and $26 million, respectively, an increase of $11 million and $14 million when compared to the second quarter and first half of 2021. This increase benefit was mostly related to a non-cash pension settlement gain of $8 million recorded in the second quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the second quarter of 2022, our income tax expense was $13 million, consisting of a current income tax expense of $21 million and a deferred income tax benefit of $8 million. This compares to an income tax expense of $11 million in the second quarter of 2021, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $5 million. We made payments, net of income tax refunds, of $4 million during the second quarter of 2022. The effective tax rate was 22% compared with an effective tax rate of 32% in the second quarter of 2021. The effective tax rate for the second quarter of 2021 was impacted by certain transaction costs incurred during the quarter related to the potential acquisition of our Company by Paper Excellence which provided no tax benefit.

For the first half of 2022, our income tax expense was $16 million, consisting of a current income tax expense of $22 million and a deferred income tax benefit of $6 million. This compares to an income tax expense of $8 million in the first half of 2021, consisting of a current income tax expense of $8 million and no deferred income tax expense. We made payments, net of income tax refunds, of $6 million during the first half of 2022. The effective tax rate was 22% compared to an effective tax rate of 50% in the first half of 2021. The effective tax rate for the first half of 2021 was significantly impacted by certain transaction costs incurred during the period related to the potential acquisition of our Company by Paper Excellence which provided no tax benefit.

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

OUTLOOK

For the balance of 2022, we expect North American paper demand to remain strong as COVID-19 restrictions continue to ease in North America and employment levels remain high. Pulp markets are expected to continue to remain tight, but uncertain in light of continued COVID-19 lockdowns in China and ocean logistic challenges. We will benefit from recent price increase announcements. The increased prices are expected to be partially offset by cost inflation on energy, transportation and raw materials.

DISCONTINUED OPERATIONS

For the second quarter and first half of 2022, we reported earnings from discontinued operations, net of taxes, of $5 million and $18 million, respectively (second quarter and first half of 2021 - earnings from discontinued operations, net of taxes of $14 million and nil, respectively).

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill meet the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

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

For the first half of 2021, stock-based compensation expense recognized in the predecessor results from continuing and discontinued operations were $6 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $400 million ABL Revolving Credit facility, of which $344 million was undrawn and available as of June 30, 2022. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, totaled $219 million in the first half of 2022, a $129 million increase compared to cash flows from operating activities, including discontinued operations, of $90 million in the first half of 2021. This increase in cash flows from operating activities is primarily due to a decrease in working capital requirements as well as an increase in profitability. We made income tax payments, net of refunds, of $6 million during the first half of 2022 compared to income tax payments, net of refunds, of $1 million during the first half of 2021.

Investing Activities

Cash flows provided from investing activities, including discontinued operations, in the first half of 2022 amounted to $49 million, a $727 million decrease compared to cash flow provided from investing activities, including discontinued operations, of $776 million in the first half of 2021.

The source of cash provided from investing activities in the first half of 2022 was attributable to the proceeds from the sale of our Kamloops mills ($237 million) and proceeds from sale of property, plant and equipment of $23 million and was partially offset by additions to property, plant and equipment of $211 million.

The source of cash provided from investing activities in the first half of 2021 was attributable to the proceeds from the sale of our Personal Care business ($897 million) and was partially offset by the additions to property, plant and equipment of $122 million.

Our annual capital expenditures for 2022 should increase mostly due to our Kingsport mill conversion and are expected to be between $370 million and $390 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $364 million in the first half of 2022 compared to cash flows used for financing activities, including discontinued operations, of $829 million in the first half of 2021.

The use of cash flows from financing activities in the first half of 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowing under our ABL Revolving Credit Facility, which was fully repaid in the second quarter of 2022 with the proceeds from the sales of our Kamloops mill ($150 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

The use of cash flows for financing activities in the first half of 2021 was for the repayment of the Term Loan and the 4.40% Notes, including the make-whole premium ($605 million) as well as for the repurchase of our common stock ($223 million) of which a $200 million payment was made under an ASR agreement.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents, was $1,349 million as of June 30, 2022, compared to $1,616 million as of December 31, 2021.

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

Our ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve-month period, when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply as of June 30, 2022.

As of June 30, 2022, we had no borrowings and $56 million of letters of credit outstanding under this facility.

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

Our obligations under our Term Loan Facility are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Term Loan Facility as well as the Senior Secured Notes have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 75% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled. We repaid $4 million of the facility in the first half of 2022, leaving total drawings under the Term Loan Facility of $648 million as of June 30, 2022.

Senior Secured Notes

Pearl Merger Sub Inc., the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”), was a newly formed, wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership. This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes.

The Notes mature on October 1, 2028 and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside designed to fund approximately half of the funds required to complete the Change of Control Offers. Such funds are included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of June 30, 2022.

Our obligations under the Senior Secured Notes are guaranteed by our immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Senior Secured Notes as well as the Term Loan Facility are secured by a lien on substantially all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries’ fixed assets, representing 75% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2022, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2022, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2022, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2022, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Incorporated by reference to:

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of July 5, 2022, by and among Resolute Forest Products Inc., Domtar Corporation, Terra Acquisition Sub Inc., Karta Halten B.V. and Paper Excellence B.V.	8-K	2.1	11-07-2022

10.1	Voting and Support Agreement, dated as of July 5, 2022, by and between Domtar Corporation and Hamblin Watsa Investment Counsel Ltd.	8-K	10.1	11-07-2022

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 5, 2022

By:	/s/ Daniel Buron
Daniel Buron
Executive Vice President and Chief Financial Officer

By:	/s/ Josée Mireault
Josée Mireault
Director, Corporate Law and Assistant Secretary