Form 10-K
period 2022-12-31
Domtar CORP
filed 2023-03-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, was nil, there are no publicly traded common shares of Domtar Corporation.

As of December 31, 2022, there are no publicly traded common shares of Domtar Corporation.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products, including communication papers, specialty and packaging papers. The foundation of our business is a network of fiber converting assets that produce paper and packaging grade as well as fluff and specialty pulp. Approximately 60% of our pulp production is consumed internally to manufacture paper, with the balance sold as market pulp. We are the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. To learn more, visit www.domtar.com.

Paper Excellence acquired Resolute Forest Products through Domtar Corporation

On March 1, 2023, the Paper Excellence Group completed the acquisition of Resolute Forest Products Inc. ("Resolute") through Domtar (the “Acquisition”). Under the agreement, Domtar completed the acquisition of all the outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to potential refunds on duty deposits made on or prior to June 30, 2022, of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

Domtar is financing the transaction with (i) $500 million in equity from Domtar shareholder, and (ii) additional debt financing. Refer to Item 8, Financial Statements and Supplementary Data, under Note 24 “Subsequent Events” for additional information on this acquisition as well as its financing.

The acquisition-date fair value of the consideration transferred is approximately $1.6 billion, excluding the contingent value right on softwood lumber duty deposit refunds.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill, within a short period of time following the Acquisition. As of December 31, 2022, the sale of the pulp mill did not meet all the criteria for held for sale. On February 26, 2023, we entered into an Asset Purchase Agreement to sell the mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023.

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company, with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Acquisition of Business” for additional information on the Merger.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

Execution of our asset conversion roadmap

On August 7, 2020, we announced our decision to repurpose assets at our Kingsport, Tennessee facility, following a review of our manufacturing footprint. This conversion is consistent with the roadmap that we made public in 2018. The previously announced multi-mill conversion roadmap is designed to adjust our paper capacity to align with our customer demand. Through this process, we have identified up to four large scale paper mill repurposing projects that can produce 2.5 million tons of containerboard and/or 570,000 ADMT of additional market softwood and fluff pulp. We have entered the linerboard market with the recent conversion of our Kingsport paper machine. Once in full operation, after the current ramp-up period and customers certification process, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market.

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

Pulp and Paper: Consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood and fluff pulps and high quality airlaid and ultrathin laminated absorbent cores.

Information regarding our reportable segment is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Item 8, Financial Statements and Supplementary Data under Note 22 “Segment Disclosures”. Geographic information is also included under Note 22 of the Financial Statements and Supplementary Data.

PULP AND PAPER

Our Manufacturing Operations

We produce approximately 3.4 million metric tons of softwood and fluff pulp at 11 pulp and paper mills. Approximately 60% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited amount of papergrade pulp from third parties for specific grades and to optimize the logistics of our pulp capacity while reducing transportation costs.

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

We have started the operation at our newly converted packaging mill in Kingsport and once in full operation, the mill will manufacture packaging materials made from 100% recycled content. The mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and corrugated medium, providing us with a strategic footprint in a growing market.

We produce papergrade, fluff and specialty pulps at our two stand-alone pulp mills in Dryden and Plymouth. We also produce market pulp in excess of our internal requirements at our pulp and paper mills mainly in Ashdown, Espanola and Marlboro. We can sell approximately 1.4 million metric tons of pulp per year depending on market conditions. Approximately 69% of our pulp production capacity is in the U.S. and 31% is in Canada.

The table below lists our operating pulp and paper mills and their annual production capacity:

			Saleable
PRODUCTION FACILITY	Fiberline Pulp Capacity		Paper
	# lines	('000 ADMT) (1)	# machines	('000 ST) (2)
Paper
Ashdown, Arkansas	3	775	1	185
Windsor, Quebec	1	447	2	642
Hawesville, Kentucky	1	412	2	596
Marlboro, South Carolina	1	320	1	274
Johnsonburg, Pennsylvania	1	228	2	344
Nekoosa, Wisconsin	1	155	3	168
Rothschild, Wisconsin	1	65	1	131
Espanola, Ontario	1	280	2	69
Kingsport, Tennessee	—	—	1	600
Total	10	2,682	15	3,009
Pulp
Dryden, Ontario(3)	1	327	—	—
Plymouth, North Carolina	1	390	—	—
Total	2	717	—	—
TOTAL	12	3,399	15	3,009
Total Trade Pulp (4)		1,348

(1)
ADMT refers to an air dry metric ton and ST refers to short ton.
(2)
Capacity is based on an operating schedule of 360 days and the production at the winder.
(3)
As a condition to obtain the approval of the Acquisition of Resolute from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill, within a short period of time following the Acquisition. On February 26, 2023, we entered into an Asset Purchase Agreement to sell the mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023.
(4)
Estimated third-party shipments dependent upon market conditions.

Our Raw Materials

The manufacturing of pulp and paper requires fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Fiber

United States mills

The fiber used by our operations in the U.S. is mainly wood fiber (softwood and hardwood) as well as old corrugated containers (”OCC”), all readily available in the market from multiple third-party sources. The mills obtain fiber from a variety of sources, depending on their location. These sources include a combination of supply contracts, wood lot management arrangements, advance stumpage purchases and spot market purchases.

Canadian mills

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

Chemicals

We use various chemical compounds in our manufacturing operations that we purchase, primarily on a centralized basis, through contracts varying between one and ten years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, lime and peroxide. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, optical brighteners, dyes and aluminum sulfate.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. Approximately 70% of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, generated as byproducts from our manufacturing processes. The remainder of the energy comes mainly from natural gas and from smaller amounts of other fossil fuels and purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuate based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce steam that is used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have cogenerating assets at all of our integrated pulp and paper mills, as well as hydro assets at three locations: Espanola, Nekoosa and Rothschild. These generating assets produce approximately 65% of the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

Our Transportation

Transportation of fiber, chemicals and pulp into our mills is mostly done by rail and trucks, although barges are used in certain circumstances. We rely on third parties for the transportation of our pulp and paper products between our mills, converting operations, distribution centers and customers. Our paper products are shipped mostly by truck, with logistics operations and procurement being managed centrally in collaboration with each location. Our pulp is either shipped by vessel, rail or truck depending on destination and customer preference. We work with major railroads, ocean carriers, and approximately 390 trucking and third-party transportation companies in the U.S. and Canada. Service agreements are typically negotiated on an annual basis. We pay diesel fuel surcharges, which vary depending on the cost of diesel fuel and mode of transportation used.

Our Product Offering

Paper

Our paper products are categorized into both communication papers and specialty and packaging papers. Communication papers are further categorized into business papers and commercial printing and publishing papers.

Our business papers include copy and electronic imaging papers, which are used with inkjet and laser printers, photocopiers and plain-paper fax machines, as well as computer papers, preprinted forms and digital papers. These products are primarily for office and home use. Business papers accounted for approximately 47% of our shipments of paper products in 2022.

Our commercial printing and publishing papers include uncoated freesheet papers, such as offset papers and opaques. These uncoated freesheet grades are used in sheet and roll fed offset presses across the spectrum of commercial printing end-uses, including digital printing. Our publishing papers include tradebook and lightweight uncoated papers used primarily in book publishing applications such as textbooks, dictionaries, catalogs, magazines, hard cover novels and financial documents. These products also include converting papers, such as envelopes, tablets, business forms and data processing/computer forms. Commercial printing and publishing papers accounted for approximately 36% of our shipments of paper products in 2022.

Our specialty and packaging papers include papers used for thermal printing, flexible packaging, food packaging, medical packaging, medical gowns and drapes, sandpaper backing, carbonless printing, labels and other papers used for coating and laminating applications. We also manufacture papers for industrial and specialty applications including carrier papers, treated papers, security papers and specialized printing and converting applications. These specialty and packaging papers accounted for approximately 17% of our shipments of paper products in 2022. These grades of papers require a certain amount of innovation and agility in the manufacturing system. Once our ramp-up period and client certification processes are completed in 2023 at our newly converted packaging mill, we will be able to offer our customers a full range of 100% recycled linerboard and medium, including: linerboard, corrugated medium, sack kraft and other packaging grades.

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

Pulp

Our pulp products are comprised of softwood and fluff as well as high quality airlaid and ultrathin laminated absorbent cores. Our pulp grades are sold to customers in approximately 50 countries worldwide and are used in a variety of end-products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, customers who make printing and writing grades, building products and electrical insulating papers. Our laminated cores are used in the manufacturing of baby diapers, adult incontinence and feminine hygiene products.

We sell market pulp to customers in North America mainly through a North American sales force, while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Our Customers

Our ten largest customers represented approximately 48% of our sales in 2022. In 2022, Staples represented approximately 13% of our sales. The majority of our customers purchase products through individual purchase orders. In 2022, approximately 77% of our sales were in the United States, 10% were in Canada, and 13% were in other countries.

OUR COMPETITION

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers.

In the paper business, our paper production does not rely on proprietary processes or formulas, except in highly specialized papers or customized products. In uncoated freesheet, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high-quality Forest Stewardship Council (“FSC”)-certified paper products. While we have a leading position in the North American uncoated freesheet market, we also compete with other paper grades, including coated freesheet, and with electronic transmission and document storage alternatives. As the use of these alternative products continues to grow, we continue to see a decrease in the overall demand for paper products. All of our pulp and paper manufacturing facilities are located in the U.S. or in Canada where we sell approximately 87% of our products. The five largest manufacturers of uncoated freesheet papers in North America (including Domtar) represent approximately 82% of total production capacity. On a global basis, there are hundreds of manufacturers that produce and sell uncoated freesheet paper. The level of competitive pressures from foreign producers in the North American market is highly dependent upon exchange rates, particularly the rate between the U.S. dollar and the Euro as well as the U.S. dollar and the Brazilian real.

The pulp we sell is mainly fluff or softwood pulp. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of product quality and competitively priced pulp products. We sell softwood and fluff pulp that is used in absorbent products, incontinence products, diapers and feminine hygiene products. We sell both northern and southern bleached softwood pulp. We also produce specialty engineered pulp grades with a predetermined mix of wood species. Our northern and southern softwood pulp is sold to customers that make a variety of products for specialty paper, packaging, tissue and industrial applications, and customers who make printing and writing grades. Airlaid and ultrathin laminated absorbent cores are highly customized and specialized for customer needs and have a relatively long and technical development, qualification and sales process. We also seek product differentiation through the certification of our pulp mills to the FSC chain-of-custody standard and the procurement of FSC-certified virgin fiber. All of our pulp production capacity is located in the U.S. or in Canada, and we sell approximately 46% of our pulp to other countries.

OUR HUMAN CAPITAL

We have approximately 6,300 employees, 65% are employed in the United States and 35% in Canada. 56% of our employees are covered by collective bargaining agreements, generally on a facility-by-facility basis.

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

OUR ENVIRONMENTAL COMPLIANCE

Our business is subject to a wide range of general and industry-specific laws and regulations in the U.S. and Canada, relating to the protection of the environment, including those governing wood harvesting, air emissions, climate change, waste water discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

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

OUR EXECUTIVE OFFICERS

Name	Age	Position and Business Experience
John D. Williams	68

President and Chief Executive Officer of the Company since January 2009. He is also a member of the Management Committee and the Domtar Advisory Committee. Mr. Williams will be retiring from his position on June 30, 2023.

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

Daniel Buron	59

Executive Vice President and Chief Financial Officer of the Company since March 2007. He is also a member of the Management Committee. Mr. Buron was previously Senior Vice-President and Chief Financial Officer of Domtar Inc. since May 2004. He joined Domtar Inc. in 1999. Prior to May 2004, he was Vice President, Finance, Pulp and Paper sales division and, prior to September 2002, he was Vice President and Controller. He has over 30 years of experience in finance. Mr. Buron serves on the Board of Directors of Nouveau Monde Graphite Inc.

James Edwards	58

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

Steve Henry	50

Executive Vice President and Chief Operating Officer and member of the Management Committee. Mr. Henry has been with Domtar since 2011. He was appointed as Executive Vice President and Chief Operating Officer on November 30, 2022, and is currently responsible for leading Domtar’s pulp, paper and packaging operations and commercial functions. It is expected that he will be leading Domtar upon Mr. Williams’ retirement in June 2023. Prior to his current appointment, Mr. Henry served as Domtar’s Senior Vice President Packaging, leading the Company’s entry into the packaging business. He previously also served as Domtar's Vice President of Strategy and Business Analysis and held various positions at Domtar’s Hawesville, KY pulp and paper mill, including mill general manager. Prior to joining Domtar in 2011, he held a variety of mill and corporate positions at Georgia-Pacific, Weyerhaeuser and International Paper.

Robert Melton	51

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
•
the effect of climate change and weather conditions and the risk of loss from fires, floods, windstorms, hurricanes and other natural disasters;
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

For example, we have completed the conversion of one of our mills to a containerboard production facility and in the past, we have converted paper mills to fluff pulp production facilities. If circumstances warrant, in the future we may again convert mills to produce pulp or other products. Conversions can be capital intensive and can involve the shutdown of a facility for an extended period of time, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced paper products, as well as costs and other factors, and there can be no assurance that a conversion will be as successful as expected.

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

The industry in which we operate is highly cyclical. Fluctuations in the prices of and the demand for the Company’s products could result in lower sales and profit.

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

The overall levels of demand for the products that the Company manufactures and distributes, and consequently its sales and profitability, reflect fluctuations in levels of end-user demand, which depend in part on general macroeconomic conditions in North America and worldwide, the continuation of the current level of service and cost of postal services, competition from electronic substitution, as well as the occurrence of a contagious disease or illness, including COVID-19. See “Conditions in the global political and economic environment, including the global capital and credit markets, can adversely affect the Company’s business, results of operations and financial position”, “The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials” and “A global pandemic (or any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns such as the recent COVID-19 pandemic) could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position”.

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

Industry supply of pulp or paper products is also influenced by overseas production capacity, which has grown in recent years and is expected to continue to grow.

As a result, prices for all of the Company’s products are driven by many factors outside of its control, and the Company has little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond the Company’s control determine the prices for its commodity products, the price for any one or more of these products may fall below its cash production costs, requiring the Company to either incur cash losses on product sales or cease production at one or more of its pulp and paper manufacturing facilities. If the prices or demand for its products decline, this could adversely affect the Company’s results of operations and financial position.

The Company relies heavily on a small number of significant customers, including one customer that represented approximately 13% of the Company’s sales in 2022. A significant change in customer relationships or in customer demand for our products could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. The Company’s largest customer, Staples, represented approximately 13% of the Company’s sales in 2022. A significant reduction in sales to any of the Company’s key customers could materially adversely affect the Company’s business, financial condition or results of operations.

The Company may have difficulty obtaining fiber at favorable prices, or at all.

Fiber is the principal raw material used by the Company’s business, comprising approximately 22% of the cost of sales in 2022. Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. The primary source for wood fiber is timber. Environmental litigation and regulatory developments, alternative use for energy production and reduction in harvesting related to the housing market, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of endangered species, the promotion of forest health and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

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

Other raw materials the Company uses include various chemical compounds, such as precipitated calcium carbonate, sodium chlorate, sulfuric acid, peroxide, and methanol. The costs of these other raw materials have been volatile historically, and they are influenced by capacity utilization, energy prices and other factors beyond the Company’s control. Inflationary pressures have also increased and may continue to increase the cost of services and raw materials.

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

Approximately 56% of the Company’s employees are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

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

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business and results of operations.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations, including an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. Natural disasters and extreme weather conditions, such as a hurricane, tornado, wildfire, extreme winter condition or flooding, may pose physical risks to our facilities and disrupt the operation.

Concern over climate change may also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions and/or mitigate the effects of climate change on the environment. If such laws or regulations are more stringent than current legal or regulatory obligations, we may experience disruption in, or an increase in the costs associated with sourcing, manufacturing and distribution of our products, which may adversely affect our business, results of operations or financial condition. Further, the impacts of climate change have an influence on customer preferences, and failure to provide climate-friendly products could potentially result in loss of market share.

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

The Company is subject to a wide range of general and industry-specific laws and regulations in the U.S. and Canada, relating to the protection of the environment and natural resources, including those governing air emissions, greenhouse gases and climate change, wastewater discharges, harvesting, silvicultural activities, storage, management and disposal of hazardous substances and wastes, the cleanup of contaminated sites, landfill operation and closure obligations, forestry operations and endangered species habitat, and health and safety matters. In particular, the pulp and paper industry in the U.S. is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rules.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company incurred $71 million of operating expenses and $8 million of capital expenditures in connection with environmental compliance and remediation in 2022. As of December 31, 2022, the Company had a provision of $40 million for environmental expenditures, including certain asset retirement obligations (such as for landfill capping).

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

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency and comply with environmental laws. In 2022, the Company’s total capital expenditures were $440 million, with a significant portion related to the conversions of the Kingsport mill.

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

In 2022, the Company paid approximately $116 million in interest payments. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

An increase in interest rates could have a material adverse effect on our business.

Borrowings under the Company ABL Revolving Credit Facility and under its First Lien Term loan bear interest at rates that are calculated based on LIBOR or SOFR or a base rate plus, in each case, an applicable margin. As a result, the Company is exposed to risks associated with an increase in interest rates, including if the U.S. Federal Reserve raises its benchmark interest rate. The Company may utilize derivative financial instruments, such as interest rate swaps, to manage its interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect the Company business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions. As of December 31, 2022, the Company’s defined benefit plans had a surplus of $219 million on certain plans and a deficit of $39 million on others.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. As of December 31, 2022, the Company’s defined benefit pension plans held assets with a fair value of $962 million.

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

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes and as of December 31, 2022, has a reserve for liabilities relating to uncertain tax positions of $20 million. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

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

The Company’s IT systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The failure of the Company’s IT systems, including any failure of the Company’s current systems and/or as a result of transitioning to additional or replacement IT systems, as the case may be, to perform as the Company anticipates could disrupt the Company’s business and could result in, among other things, transactions errors, processing inefficiencies, disruption of production and/or deliveries, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company’s business, financial position and results of operations and the effectiveness of our internal control over financial reporting could be negatively impacted.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we had eight integrated pulp and paper mills (six in the U.S. and two in Canada), one newly converted mill that produce packaging papers (in the U.S.) and two stand-alone pulp mills (one in the U.S. and one in Canada). As a condition of the regulatory approval for the Acquisition of Resolute, we were required to commit to the divestiture of our Dryden, Ontario mill. On February 26, 2023, we entered into an Asset Purchase Agreement to sell the mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023. A description of our mills is included in Item I, Business.

Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations) as well as sales offices, regional replenishment centers and warehouse facilities located in the U.S. and Canada.

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

As of December 31, 2022, there are no publicly traded common shares of Domtar Corporation.

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

For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on March 10, 2022).

RECENT DEVELOPMENT

Paper Excellence acquired Resolute Forest Products through Domtar Corporation

On March 1, 2023, the Paper Excellence Group completed the acquisition of Resolute Forest Products Inc. ("Resolute") through Domtar (the “Acquisition”). Under the agreement, Domtar completed the acquisition of all the outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to potential refunds on duty deposits made on or prior to June 30, 2022, of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

We are financing the transaction with (i) $500 million in equity from Domtar shareholder, and (ii) additional debt financing. Refer to Item 8, “Financial Statements and Supplementary Data”, under Note 24 “ Subsequent Events”, for additional information on this acquisition as well as its financing.

The acquisition-date fair value of the considerations transferred is approximately $1.6 billion, excluding the contingent value right on softwood lumber duty deposits refunds.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill, within a short period of time following the Acquisition. As of December 31, 2022, the sale of the pulp mill did not meet all the criteria for held for sale. On February 26, 2023, we entered into and Asset Purchase Agreement to sell the mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023.

OVERVIEW

We operate as a single reportable segment as described below, which also represents our only operating segment.

Pulp and Paper: Our Pulp and Paper business consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood and fluff pulps and high quality airlaid and ultrathin laminated absorbent cores.

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

Combined Results

We have prepared our discussion of the results of operations by comparing the results of the Successor period from January 1, 2022 to December 31, 2022 and the combined Successor period from December 1, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through November 30, 2021 (”S/P Combined”). We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with accounting principles generally accepted in the United States of America.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2022 and 2021.

The twelve month periods are also referred to as 2022 and 2021. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Successor		Predecessor	(non-GAAP) S/P Combined
	Year ended December 31, 2022	Period from December 1, 2021 through December 31, 2021	Period from January 1, 2021 through November 30, 2021	Year ended December 31, 2021

Sales	$4,577	$300	$3,368	$3,668
Operating Expenses
Cost of sales, excluding depreciation and amortization	3,534	251	2,771	3,022
Depreciation and amortization	209	23	182	205
Selling, general and administrative	275	23	246	269
Impairment of long-lived assets	—	—	9	9
Closure and restructuring costs	—	(1)	17	16
Asset conversion costs	67	3	27	30
Transaction costs	22	—	132	132
Other operating income, net	(2)	—	(5)	(5)
	$4,105	$299	$3,379	$3,678
Operating income (loss) from continuing operations	$472	$1	$(11)	$(10)
Interest expense, net	90	10	54	64
Non-service components of net periodic benefit cost	(40)	(2)	(22)	(24)
Earnings (loss) before income taxes and equity loss	$422	$(7)	$(43)	$(50)
Income tax expense (benefit)	101	(2)	6	4
Earnings (loss) from continuing operations	$321	$(5)	$(49)	$(54)
Earnings from discontinued operations, net of taxes	18	1	26	27
Net earnings (loss)	$339	$(4)	$(23)	$(27)

Operating income (loss) from continuing operations
Pulp and Paper	527	4	157	161
Corporate	(55)	(3)	(168)	(171)
Operating income (loss) from continuing operations	$472	$1	$(11)	$(10)

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

Restart of the paper machine and converting operations at Ashdown, Arkansas mill

On July 15, 2021, we announced our intention to restart the paper machine and converting operations at the Ashdown, Arkansas mill, which has been idled since April 2020, to add an additional 185,000 tons per year of uncoated freesheet production capacity to our manufacturing network. The increase was necessary to meet growing customer demand as the economy recovers from the COVID-19 pandemic. The additional paper capacity resulted in a capacity reduction of 185,000 ADMT per year of baled SBSK pulp at the mill. The machine restarted in the fourth quarter of 2021.

ONGOING IMPACT OF THE COVID-19 PANDEMIC

As reflected in the discussion below, ongoing impacts of the COVID-19 pandemic and actions taken in response to them had varying effects on our 2022 and 2021 results of operations, although some effects, including customer demand, are mitigating or becoming more difficult to isolate or quantify. Moreover, it is difficult to determine the duration and scope of the pandemic, the scale and rate of economic recovery from the pandemic, any ongoing effects on consumer demand and spending patterns, supply chain disruptions, and labor availability and costs, or the impact of other indirect factors that may be attributable to the pandemic, and the extent to which these or other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations. In addition, these factors can make it difficult to isolate and quantify the portion of our costs that are a direct result of the pandemic and costs arising from factors that may have been influenced by the pandemic, including increased wage rates and incentives, increased carrier rates, and fulfillment network inefficiencies resulting from constrained labor markets and global supply chain constraints. We continue to assess the economic environment in which we operate and any developments relating to the COVID-19 pandemic, and take appropriate actions to address the economic and other challenges we face.

2022 HIGHLIGHTS

•
We reported an operating income from continuing operations of $472 million, compared to operating loss from continuing operations of $10 million in 2021
•
We reported earnings from continuing operations of $321 million compared to loss from continuing operations of $54 million in 2021
•
Earnings from discontinued operations, net of taxes amounted to $18 million in 2022 compared to $27 million in 2021
•
Sales increased by $909 million, or 25%, from 2021. Net average selling prices for pulp and paper were up from 2021. Our manufactured paper volume was up while our pulp volume was down when compared to 2021
•
Recognition of $22 million of transaction costs under Transaction costs in 2022, related to our Merger and announced acquisition of Resolute, compared to $132 million in 2021, related to our Merger

	Successor	(non-GAAP) S/P Combined
	Year ended December 31, 2022	Year ended December 31, 2021	Variance 2022 vs. 2021
FINANCIAL HIGHLIGHTS

Sales	$4,577	$3,668	$909
Operating income (loss) from continuing operations (a)
Pulp and Paper	527	161	366
Corporate	(55)	(171)	116
Operating income (loss) from continuing operations	472	(10)	482
Earnings (loss) from continuing operations	321	(54)	375
Earnings from discontinued operations, net of taxes	18	27	(9)
Net earnings (loss)	339	(27)	366

	Successor
	At December 31,	At December 31,
	2022	2021
Total assets	$4,724	$4,854
Total long-term debt, including current portion	$1,536	$1,902

(a)
In 2022, in our Pulp and Paper operations, we recognized $67 million of conversion costs under Asset conversion costs related to our Kingsport mill conversion, compared to $30 million in 2021. In addition, in 2022, under Corporate, we recognized $22 million of transaction costs. In 2021, in our Pulp and Paper operations, we recognized closure and restructuring charges and accelerated depreciation under Impairment of long-lived assets related to our cost reduction program of $14 million and $9 million, respectively. In addition, in 2021, under Corporate, we recognized $132 million of transaction costs and $2 million of closure and restructuring charges. See Item 8, Financial Statements and Supplementary Data, under Note 14 “Closure and Restructuring Costs and Impairment of Long-Lived Assets” for more information.

REVIEW OF OPERATIONS

This section presents a discussion and analysis of our twelve months ended December 31, 2022, with our S/P Combined twelve months ended December 31, 2021 sales, operating income (loss) and other information relevant to the understanding of our results from continuing operations.

ANALYSIS OF SALES
	Successor	(non-GAAP) S/P Combined
	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Variance 2022 vs. 2021
Sales	$4,577	$3,668	$909
Shipments
Paper - manufactured (in thousands of ST)	2,297	2,144	153
Communication Papers	1,912	1,769	143
Specialty and Packaging papers	385	375	10
Pulp (in thousands of ADMT)	1,291	1,433	(142)

Sales in 2022 increased by $909 million, or 25% when compared to sales in 2021. This increase in sales is mostly due to an increase in net average selling prices for paper and pulp and an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volumes.

ANALYSIS of CHANGE IN OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS

2022 vs. 2021

Operating income from continuing operations in our Pulp and Paper business amounted to $527 million in 2022, an increase in income of $366 million, when compared to operating income from continuing operations of $161 million in 2021. Our results were positively impacted by:

•
Higher net average selling prices for pulp and paper ($775 million)
•
Higher volume/ mix ($34 million) mostly related to higher volume of paper, partially offset by lower volume of pulp

These increases were partially offset by:

•
Higher input costs ($276 million) mostly related to higher cost of chemical, fiber and energy mostly related to inflation
•
Higher operating expenses ($126 million) mostly due to higher freight cost, higher salary and wages and higher maintenance expense, partially offset by higher production
•
Higher restructuring charges ($23 million) in 2022 as a result of higher asset conversion costs in 2022 ($37 million) related to our Kingsport mill conversion closure, partially offset by restructuring cost of nil in 2022 compared to $14 million in 2021
•
The favorable impact of a lower Canadian dollar on our Canadian denominated expenses, was more than offset by the unfavorable impact of our hedging program ($16 million)
•
Higher depreciation/impairment charges ($1 million). We recorded $9 million of accelerated depreciation under Impairment of long-lived assets, related to our cost reduction program in 2021 compared to nil in 2022. Depreciation charges were higher by $10 million compared to 2021
•
Lower other income ($1 million)

OTHER FACTORS

Corporate

We incurred $55 million of corporate charges in 2022, a decrease of $116 million compared to corporate charges of $171 million in 2021. This decrease was mostly due to transaction costs of $22 million in 2022 compared to $132 million in 2021, mostly related to our Merger in 2021.

Interest Expense, net

We incurred $90 million of net interest expense in 2022, an increase of $26 million compared to net interest expense of $64 million in 2021. This increase in net interest expense in 2022 compared to 2021 is related to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021, the new ABL Revolving Credit Facility entered into on November 30, 2021, the First Lien Term Loan facility entered on November 30, 2021 as well as a write-off of $6 million related to unamortized debt issuance cost in the first quarter of 2022. These increases were partially offset by lower interest paid on the 4.4% Notes due to early retirement in April 2021 as well as a non-cash gain of $10 million on the fair value increment of the 6.25% Notes and 6.75% Notes upon partial repayment in January 2022. In 2022, we had capitalized interest of $24 million, compared to $9 million in 2021, mostly related to our Kingsport mill conversion. In April 2021, we paid $11 million in make-whole premium related to the early retirement of the 4.4% Notes originally due March 2022. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For 2022, our non-service components of net periodic benefit cost was a benefit of $40 million, an increase of $16 million when compared to 2021. In 2022, we recorded a non-cash pension settlement gain of $9 million. Refer to Item 8, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

We recorded an income tax expense of $101 million in 2022 compared to an income tax expense of $4 million in 2021, which yielded an effective tax rate of 24% and -8% for 2022 and 2021, respectively.

In 2022, we have a U.S. tax liability from Global Intangible Low-Taxed Income (”GILTI”) related to our operations in Canada which is almost completely offset by a foreign tax credit. We also recorded $18 million of additional tax credits which mainly consisted of research and experimentation tax credits and state investment credits.

On November 30, 2021, we were acquired by Paper Excellence and incurred significant costs to complete the transaction as well as significant executive compensation as a result of the change in control. Certain of these transaction costs and executive compensation expenses are not deductible for tax purposes and substantially impact the effective tax rate. We recorded $3 million of tax expense related to GILTI and $9 million of tax credits, mainly research and experimentation credits. Both of which impacted the effective tax rate.

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

In 2023, we expect that paper volume and price will slightly increase when compared to 2022. Pulp volume is expected to remain relatively flat when compared to 2022. Global supply chain and logistics are expected to improve and while the rate of inflation is expected to moderate, overall input costs will remain elevated. In 2023, our Kingsport mill will ramp-up its production of containerboard and we expect to sell the entire output of the mill.

DISCONTINUED OPERATION

For the year ended December 31, 2022, we reported earnings from discontinued operations, net of taxes, of $18 million (2021 – earnings from discontinued operations, net of taxes, of $27 million).

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for the period prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Discontinued Operations” for additional information on the Discontinued Operations.

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

STOCK-BASED COMPENSATION EXPENSE

As a result of the acquisition by Paper Excellence, on the Merger date, we recognized an accelerated vesting on all the outstanding stock-based awards under the Omnibus Plan. These awards were then cancelled and converted into the right to receive cash payment, which was made in December 2021. In turn, the Omnibus Plan was terminated and replaced in 2022 by another long-term incentive program.

For the period from January 1 to November 31, 2021, stock-based compensation expense recognized in the predecessor results from continuing and discontinued operations was $46 million, of which $34 million, related to the accelerated vesting of stock-based awards, was recorded under Transaction costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $400 million ABL Revolving Credit Facility, of which $336 million was undrawn and available as at December 31, 2022. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows from operating activities, including discontinued operations, in 2022, amounted to $604 million, a $500 million increase compared to cash flow from operating activities, including discontinued operations, of $104 million in the combined twelve-month period ended December 31, 2021. This increase in cash flows from operating activities is primarily due to an increase in profitability as well as a decrease in working capital requirements. We made income tax payments, net of refunds, of $25 million during 2022 compared to income tax payments, net of refunds of $39 million in 2021. We paid $37 million of employer pension and other post-retirement contribution in excess of pension and other post-retirement expense in 2022 compared to 2021 when we paid $19 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in 2022, amounted to $164 million, a $2,040 million decrease compared to cash flow used for investing activities, including discontinued operations, of $2,204 million in the combine twelve month period ended December 31, 2021.

The use of cash in 2022 was attributable to additions to property, plant and equipment of $440 million and was partially offset by the proceeds from the sales of our Kamloops mills ($243 million) and proceeds from sale of property, plant and equipment of $33 million.

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

Our annual capital expenditures for 2023 should decrease due primarily to the completion of the Kingsport mill conversion and are expected to be between $225 million and $235 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, in 2022, amounted to $350 million, compared to cash flow provided from financing activities, including discontinued operations, of $2,077 million in the combined twelve-month period ended December 31, 2021.

The use of cash flows for financing activities in 2022 was attributable to the partial repurchase of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. As a result of these offers, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. To finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as using restricted cash that had been set aside for this purpose. The remainder of this restricted cash was used to redeem $133 million of the Senior Secured due 2028. Borrowing under our ABL Revolving Credit Facility (which were $115 million as at December 31, 2021) were fully repaid in the second quarter of 2022 with the proceeds from the sales of our Kamloops mill ($150 million).

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

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $1,182 million as of December 31, 2022 compared to $1,616 million as of December 31, 2021.

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

Our ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period, when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply at December 31, 2022.

At December 31, 2022, we had no borrowings and $64 million of letters of credit outstanding under this facility.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of December 31, 2022.

Term Loan Facility

On November 30, 2021, we entered into a Term Loan Facility maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available as a Delayed Draw Term Loan.

Borrowings under our Term Loan Facility amortize in equal quarterly installments in an amount equal to 1% per annum of the principal amount in 2022 and 5% per annum thereafter.

The interest rate margin applicable to borrowings under our Term Loan Facility is, at our option, either (1) the base rate plus an applicable margin or (2) LIBOR plus an applicable margin. Our Term Loan Facility is subject to a LIBOR floor of 0.75%.

We are required to prepay our Term Loan Facility and Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights. We are required to prepay our Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow in each case, subject to certain exceptions.

Our obligations under our Term Loan Facility are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Term Loan Facility as well as the Senior Secured Notes have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 66% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled. We repaid $7 million of the facility in 2022, leaving total drawings under the Term Loan Facility of $645 million.

Senior Secured Notes

Pearl Merger Sub Inc., a newly formed, wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes.

The Notes mature on October 1, 2028 and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of December 31, 2022.

Our obligations under the Senior Secured Notes are guaranteed by our immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Senior Secured Notes are secured by a lien on substantially all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries’ fixed assets, representing 66% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

In 2021, we incurred $1 million resulting from the facility. These charges were included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2022, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2022, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. For more information on our contractual obligation and commercial commitments, refer to Item 8 Financial Statements and Supplementary Data under Note 11 “Leases”, Note 17 “Long-Term Debt” and Note 20 “Commitments and Contingencies”.

In connection with the U.S. Tax Reform, we have remaining liabilities of $24 million in repatriation tax to pay through 2025. See Note 8 “Income Taxes” for additional information on our income taxes.

In addition, we expect to contribute a minimum total amount of $4 million to the pension plans in 2023 and a minimum total amount of $4 million in 2023 to the other post-retirement benefits plans.

For 2023 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

As at December 31, 2022, we had a total provision of $40 million for environmental matters and asset retirement obligations (2021 – $41 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires us to recognized the assets acquired and the liabilities assumed at their acquisition date fair value and the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

The estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by management.

The fair value of property, plant and equipment was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. The significant assumptions underlying the fair value are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The estimated fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The estimated fair value of raw materials and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

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

We account for pensions and other post-retirement benefits in accordance with Compensation-Retirement Benefits Topic of the Financial Accounting Standards Board, which requires employers to recognize the overfunded or underfunded status of defined benefit pension plans as an asset or liability in its Consolidated Balance Sheets. Pension and other post-retirement benefit charges require assumptions in order to estimate the projected and accumulated benefit obligations. These assumptions require considerable management judgment and include:

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

An expected rate of return on plan assets of 4.8% was considered appropriate by management for the determination of pension expense for 2022. Effective January 1, 2023, we will use 5.9% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2022 for pension plans were estimated at 5.3% for the projected benefit obligation and 3.8% for the net periodic benefit cost for 2022 and for post-retirement benefit plans were estimated at 5.3% for the projected benefit obligation and 3.5% for the net periodic benefit cost for 2022.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 3.1% for the projected benefit obligation and 2.8% for the net periodic benefit cost and for post-retirement benefit plans (set at 3.2% for the projected benefit obligation and 2.9% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2022. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
1% increase	N/A	(14)	N/A	N/A
1% decrease	N/A	14	N/A	N/A
Discount rate
Impact of:
1% increase	(80)	(1)	(3)	-
1% decrease	96	(1)	4	-

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

We expect to contribute a minimum total amount of $4 million in 2023 compared to $7 million in 2022 to the pension plans. We expect to contribute a minimum total amount of $4 million in 2023 compared to $4 million in 2022 to the other post-retirement benefit plans.

Benefit obligations and fair values of plan assets as of December 31, 2022 for our pension and post-retirement plans were as follows:

	Successor
	December 31, 2022		December 31, 2021
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(782)	(39)	(1,433)	(60)
Fair value of assets at end of year	962	—	1,622	—
Funded status	180	(39)	189	(60)

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the exception of certain state credits and losses for which a valuation allowance of $15 million exists at December 31, 2022, and capital loss carryforwards for which a valuation allowance of $43 million exists at December 31, 2022.

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, net operating loss carryforwards, intangibles and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment, pension and post-retirement benefit assets, deferred taxes on foreign earnings and other items. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. As of December 31, 2022, we had gross unrecognized tax benefits of $20 million (2021 – $22 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2022, we believe it is reasonably possible that up to $3 million of our unrecognized tax benefits may be recognized in 2023, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporation multinationals, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers
Business Papers	$11
Commercial Print & Publishing Papers	9
Specialty & Packaging Papers	8
Pulp - net position
Fluff	$7
Softwood	6
Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	9
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	7

1.
Based on estimated 2023 capacity (ST or ADMT).
2.
Based on estimated 2023 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange, and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivables from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2022, two of our customers located in the U.S. represented 28% or $144 million of our receivables (December 31, 2021– two customers located in the U.S. represented 28% or $130 million).

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

COST RISK

Cash flow hedges

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 12 months.

As of December 31, 2022, we hedged 22% of our forecasted purchases of natural gas under derivative contracts for 2023. The natural gas derivative contracts were effective as of December 31, 2022.

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

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 24 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2022, we hedged 79% and 30% of our forecasted net Canadian dollars cash exposures under contracts for 2023 and 2024, respectively. The foreign exchange derivative contracts were effective as of December 31, 2022.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied which occurs when the control over the goods is transferred to customers. The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated Free On Board (F.O.B.) shipping point. For sales transactions designated F.O.B. destination, revenue is recorded when the product is delivered to the customer’s delivery site. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. Revenue is recognized net of variable consideration in the form of rebates, discounts and other commercial incentives extended to customers. Variable consideration is recognized using the most likely amounts which are based on an analysis of historical experience and current period expectations. Management includes estimated amounts of variable consideration in revenue to the extent that it is probable that there will not be a significant reversal of recognized revenue when the uncertainty related to that variable consideration is resolved. The Company’s total sales were $4,577 million for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the accuracy and existence of revenue recognized. These procedures also included among others, i) testing the completeness, accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, sales contracts, shipping and delivery documents and, cash receipts, where applicable, and ii) testing, on a sample basis, customer invoice balances outstanding as of December 31, 2022 by obtaining and inspecting source documents, including invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 3, 2023

We have served as the Company’s auditor since 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders' equity (deficit) and of cash flows of Domtar Corporation and its subsidiaries (“Predecessor”) (the “Company”) for the period from January 1, 2021 through November 30, 2021, and for the year ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2021 through November 30, 2021, and for the year ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2021 through November 30, 2021, and for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied which occurs when the control over the goods is transferred to customers. The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated Free On Board (“F.O.B.”) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer’s delivery site. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. Revenue is recognized net of variable consideration in the form of rebates, discounts and other commercial incentives extended to customers. Variable consideration is recognized using the most likely amounts which are based on an analysis of historical experience and current period expectations. Management includes estimated amounts of variable consideration in revenue to the extent that it is probable that there will not be a significant reversal of recognized revenue when the uncertainty related to that variable consideration is resolved. The Company’s total sales was $3,368 million for the period from January 1, 2021 through November 30, 2021.

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Sales	4,577	300	3,368	3,415
Operating expenses
Cost of sales, excluding depreciation and amortization	3,534	251	2,771	2,914
Depreciation and amortization	209	23	182	208
Selling, general and administrative	275	23	246	252
Impairment of long-lived assets (NOTE 14)	—	—	9	136
Closure and restructuring costs (NOTE 14)	—	(1)	17	99
Asset conversion costs (NOTE 14)	67	3	27	—
Transaction costs (NOTE 4)	22	—	132	—
Other operating income, net	(2)	—	(5)	(7)
	4,105	299	3,379	3,602
Operating income (loss) from continuing operations	472	1	(11)	(187)
Interest expense, net (NOTE 7)	90	10	54	58
Non-service components of net periodic benefit cost (NOTE 6)	(40)	(2)	(22)	(17)
Earnings (loss) before income taxes and equity loss	422	(7)	(43)	(228)
Income tax expense (benefit) (NOTE 8)	101	(2)	6	(80)
Equity method investment loss, net of taxes	—	—	—	3
Earnings (loss) from continuing operations	321	(5)	(49)	(151)
Earnings from discontinued operations, net of taxes (NOTE 3)	18	1	26	24
Net earnings (loss)	339	(4)	(23)	(127)
Other comprehensive (loss) income:
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 (2021 – nil and $(8); 2020 – $(9))	(4)	—	24	27
Less: Reclassification adjustment for (gains) losses included in net earnings (loss), net of tax of $2 (2021 – nil and $8; 2020 – $(4))	(8)	—	(31)	12
Foreign currency translation adjustments	(70)	8	57	63
Change in unrecognized (losses) gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $4 (2021 – $(5) and $(33); 2020 – $4)	(10)	16	99	(13)
Other comprehensive (loss) income	(92)	24	149	89
Comprehensive income (loss)	247	20	126	(38)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor
	At
	December 31,	December 31,
	2022	2021
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $250	371	286
Receivables, less allowances of $4 and $4	521	463
Inventories (NOTE 9)	685	663
Prepaid expenses	24	44
Income and other taxes receivable	45	59
Assets held for sale (NOTE 3)	—	287
Total current assets	1,646	1,802
Property, plant and equipment, net (NOTE 10)	2,762	2,524
Operating lease right-of-use assets (NOTE 11)	42	48
Intangible assets, net (NOTE 12)	23	207
Other assets (NOTE 13)	251	273
Total assets	4,724	4,854

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	17	—
Trade and other payables (NOTE 15)	617	543
Income and other taxes payable	51	11
Operating lease liabilities due within one year (NOTE 11)	17	19
Long-term debt due within one year (NOTE 17)	33	259
Liabilities held for sale (NOTE 3)	—	63
Total current liabilities	735	895
Long-term debt (NOTE 17)	1,503	1,643
Operating lease liabilities (NOTE 11)	27	36
Deferred income taxes and other (NOTE 8)	501	525
Other liabilities and deferred credits (NOTE 18)	172	216

Commitments and contingencies (NOTE 20)

Shareholders' equity (NOTE 19)
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	1,555	1,555
Retained earnings (deficit)	299	(40)
Accumulated other comprehensive (loss) income	(68)	24
Total shareholders' equity	1,786	1,539
Total liabilities and shareholders' equity	4,724	4,854

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Predecessor	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2019	56.9	1	1,770	998	(393)	2,376
Stock-based compensation, net of tax	0.1	—	6	—	—	6
Net loss	—	—	—	(127)	—	(127)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(9)	—	—	—	—	27	27
Less: Reclassification adjustment for losses included in net loss, net of tax of $(4)	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	63	63
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	(13)	(13)
Stock repurchase	(1.8)	—	(59)	—	—	(59)
Cash dividends declared	—	—	—	(25)	—	(25)
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.3	—	(5)	—	—	(5)
Net loss	—	—	—	(23)	—	(23)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	24	24
Less: Reclassification adjustment for gains included in net loss, net of tax of $8	—	—	—	—	(31)	(31)
Foreign currency translation adjustments	—	—	—	—	57	57
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(33)	—	—	—	—	99	99
Stock repurchase	(5.1)	—	(238)	—	—	(238)
Successor
Buy-out of predecessor equity	(50.4)	(1)	(1,474)	(859)	155	(2,179)
Capital contribution	—	—	1,555	—	—	1,555
Net loss	—	—	—	(4)	—	(4)
Foreign currency translation adjustments	—	—	—	—	8	8
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	16	16
Balance at December 31, 2021	—	—	1,555	(40)	24	1,539
Net earnings	—	—	—	339	—	339
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	—	—	(4)	(4)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	—	—	(8)	(8)
Foreign currency translation adjustments	—	—	—	—	(70)	(70)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	(10)	(10)
Balance at December 31, 2022	—	—	1,555	299	(68)	1,786

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Successor		Predecessor
	Year ended December 31, 2022	Period from December 1, through December 31, 2021	Period from January 1, through November 30, 2021	Year ended December 31, 2020
	$	$	$	$
Operating activities
Net earnings (loss)	339	(4)	(23)	(127)
Adjustments to reconcile net earnings (loss) to cash flows provided from (used for) operating activities
Depreciation and amortization	209	23	205	283
Deferred income taxes and tax uncertainties (NOTE 8)	32	(10)	(8)	(45)
Impairment of long-lived assets (NOTE 14)	—	—	9	137
Impairment of inventory (NOTE 14)	—	—	—	31
Net gains on disposals of property, plant and equipment	—	—	(3)	(1)
Net loss on disposition of discontinued operations (NOTE 3)	—	—	33	45
Stock-based compensation expense	—	—	28	8
Equity method investment loss, net of taxes	—	—	—	3
Make-whole premium on repayment of long-term debt (NOTE 17)	—	—	11	—
Other	2	4	8	4
Changes in assets and liabilities, excluding the effect of acquisitions and sale of businesses
Receivables	8	45	(163)	99
Inventories	(67)	(19)	(4)	7
Prepaid expenses	38	4	7	11
Trade and other payables	24	(126)	118	(57)
Income and other taxes	60	(17)	5	13
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(37)	(2)	(17)	(4)
Other assets and other liabilities	(4)	—	—	4
Cash flows provided from (used for) operating activities	604	(102)	206	411
Investing activities
Additions to property, plant and equipment	(440)	(41)	(268)	(175)
Proceeds from disposals of property, plant and equipment	33	—	4	3
Proceeds from sale of businesses, net of cash disposed (NOTE 3)	243	—	897	—
Acquisition of businesses (NOTE 4)	—	(2,796)	—	(30)
Cash flows (used for) provided from investing activities	(164)	(2,837)	633	(202)
Financing activities
Dividend payments	—	—	—	(51)
Stock repurchase	—	—	(238)	(59)
Issuance of common shares	—	1,555	—	—
Net change in bank indebtedness	17	—	—	(10)
Change in revolving credit facility	(115)	115	—	(80)
Proceeds from receivables securitization facility	—	—	—	25
Repayments of receivables securitization facility	—	—	—	(80)
Issuance of long-term debt, net of debt issue costs	127	1,252	—	300
Repayments of long-term debt, including make-whole premium	(377)	—	(606)	(7)
Other	(2)	—	(1)	(3)
Cash flows (used for) provided from financing activities	(350)	2,922	(845)	35
Net increase (decrease) in cash and cash equivalents	90	(17)	(6)	244
Impact of foreign exchange on cash	(5)	—	—	4
Cash, cash equivalents and restricted cash at beginning of period	286	303	309	61
Cash, cash equivalents and restricted cash at end of period	371	286	303	309
Supplemental cash flow information
Net cash payments (refund) for:
Interest (including $11 million of make-whole premium in the predecessor period ended November 30, 2021)	116	—	53	52
Income taxes	25	17	22	(22)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including communication papers, specialty and packaging papers and high quality airlaid and ultrathin laminated absorbent cores. The foundation of its business is a network of wood fiber converting assets that produce paper grade, fluff and specialty pulp. The majority of this pulp production is consumed internally to manufacture paper with the balance sold as market pulp. Domtar is the largest integrated marketer of uncoated freesheet paper in North America serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users.

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

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, the Company was required to commit to the divestiture of its Kamloops, British Columbia production facility within a short period of time following the Merger, which occurred on June 1, 2022.

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

DECEMBER 31, 2022

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

DISCONTINUED OPERATIONS

The results of operations of the Kamloops, British Columbia production facility (the “Kamloops disposal group”) have been classified as discontinued operations for all periods presented in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) as the Kamloops disposal group met the criteria to be classified as held for sale at the time of the Merger discussed above. The after-tax results of operations of the discontinued operations are reported as a separate component in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for all prior periods presented. The cash flows related to the divested Kamloops disposal group have not been segregated and are included in the Consolidated Statements of Cash Flows for all periods presented. In addition, the related assets and liabilities of the Kamloops disposal group have been classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at December 31, 2021.

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

TRANSLATION OF FOREIGN CURRENCIES

The Company determines its international subsidiaries’ functional currency by reviewing the currencies in which their respective operating activities occur. The Company translates assets and liabilities of its non-U.S. dollar functional currency subsidiaries (primarily Canadian dollar) into U.S. dollars using the rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year. Foreign currency translation gains and losses are included in Shareholders’ equity as a component of Accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets.

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with maturities of less than three months from the date of purchase and are presented at cost which approximates fair value.

RECEIVABLES AND ALLOWANCES FOR EXPECTED CREDIT LOSSES

Receivables are recorded at cost, net of an allowance for expected credit losses. The Company establishes allowances for expected credit losses on receivables and the adequacy of these allowances is assessed regularly through consideration of factors including, but not limited to, customer credit ratings, bankruptcy filings, published or estimated credit default rates, age of the receivable, expected loss rates and collateral exposures. The Company assigns internal credit ratings for all customers and determines the creditworthiness of each customer based upon publicly available information and information obtained directly from its customers. A receivable is written off when there is no reasonable expectation of recovering the contractual cash flows.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at acquisition cost less accumulated depreciation and impairment. Costs for repair and maintenance activities are expensed as incurred under the direct expense method of accounting. Interest costs are capitalized for significant capital projects. For timberlands, the amortization is calculated using the unit of production method. For all other assets, depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Buildings and improvements are depreciated over periods of 10 to 40 years and machinery and equipment over periods of 3 to 20 years. No depreciation is recorded on assets under construction.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

LEASES

The Company engages in short and long-term leases for building, machinery, equipment and office equipment. At inception of an arrangement, the Company determines whether the arrangement contains a lease. A lease conveys the right to control the use of identified property, plant, or equipment (asset) for a period of time in exchange for consideration. Control over the use of the identified asset means that the Company has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. The operating lease right-of-use asset also include purchase price adjustments relating to favorable and unfavorable terms of leases acquired as part of business combinations. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Impairment of right-of-use assets are determined and calculated in the same manner as disclosed under impairment of property, plant and equipment.

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

DEFINITE-LIVED INTANGIBLE ASSETS

Definite-lived intangible assets are stated at acquisition cost less accumulated amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights and trade names which are amortized using the straight-line method over their respective estimated useful lives. Any impairment for definite-lived intangible assets is calculated in the same manner as disclosed under Impairment of property, plant and equipment.

Amortization is based on the following useful lives:

Water rights	30 years
Trade names	15 years

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

Debt issuance costs associated with long-term debt are presented in the Consolidated Balance Sheets as a deduction from the carrying value of long-term debt. Debt issuance costs associated with revolving credit arrangements are presented in Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized using the effective rate method over the term of the related debt and included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

DECEMBER 31, 2022

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

DECEMBER 31, 2022

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

On December 22, 2022, the FASB issued ASU 2022-06 “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. The amendments in this ASU defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.

As of December 31, 2022, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On June 1, 2022, Domtar completed the sale of the mill and related assets to an independent acquirer approved by the Commissioner for a purchase price of $243 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The net assets of Domtar’s pulp mill in Kamloops, British Columbia were classified as held for sale and the results of operations were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for each period presented. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Sales	154	18	446	1,232
Operating expenses
Cost of sales, excluding depreciation and amortization	119	16	323	932
Depreciation and amortization	—	—	23	75
Selling, general and administrative	—	—	26	142
Impairment of long-lived assets	—	—	—	1
Closure and restructuring costs	—	—	1	—
Transaction costs	9	—	—	—
Other operating loss, net	—	—	1	2
	128	16	374	1,152
Operating income	26	2	72	80
Net loss on disposition of discontinued operations	—	—	33	45
Earnings from discontinued operations before income taxes	26	2	39	35
Income tax expense	8	1	13	11
Net earnings from discontinued operations	18	1	26	24

Major classes of assets and liabilities classified as held for sale in the accompanying Balance Sheets were as follows:

	Successor
	At
	December 31,	December 31,
	2022	2021
	$	$
Assets
Receivables	—	50
Inventories	—	82
Long-term assets	—	155
Total assets of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	—	287

Liabilities
Trade and other payables	—	26
Long-term debt due within one year	—	1
Long-term debt	—	4
Deferred income taxes and other	—	27
Other liabilities and deferred credits	—	5
Total liabilities of the disposal group classified as held for sale on the Consolidated Balance Sheets (1)	—	63

(1)
Total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. DISCONTINUED OPERATIONS (CONTINUED)

Cash Flows from Discontinued Operations:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Cash flows from operating activities	39	3	57	130
Cash flows used for investing activities	(3)	(1)	(14)	(40)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of accounting basis of the Company’s assets and liabilities which was measured at fair value at the acquisition date. The total purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on the Company’s estimates of their fair values, and was finalized during the fourth quarter of 2022, upon receipt of a third-party valuation report.

The table below summarizes the purchase price allocation, which was finalized in the fourth quarter of 2022:

Fair value of net assets acquired at the date of acquisition
Receivables	$557
Inventories	597
Prepaid expenses	50
Income and other taxes receivable	48
Property, plant and equipment	2,625
Intangible assets	24
Operating lease right-of-use assets	51
Other assets	264
Assets held for sale	287
Total assets	4,503

Less: Assumed Liabilities
Trade and other payables	674
Income and other taxes payable	16
Operating lease liabilities (including short-term portion)	58
Long-term debt (including short-term portion)	529
Deferred income tax liabilities	497
Other liabilities and deferred credits	221
Liabilities held for sale	44
Total liabilities	2,039

Fair value of net assets acquired at the date of acquisition	2,464

The fair value of property, plant and equipment was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. The significant assumptions underlying the fair value are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. ACQUISITION OF BUSINESS (CONTINUED)

The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

For the year ended December 31, 2022, the Company recognized $3 million of acquisition related costs (2021 – $132 million that were expensed in the predecessor period). These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

STOCK-BASED COMPENSATION

Acquisition of Domtar Corporation by Paper Excellence

Pursuant to the terms of the Omnibus Plan, as a result of the acquisition by Paper Excellence, on the Merger date, the Company recognized an accelerated vesting on all the outstanding stock-based awards under the Omnibus Plan. These awards were then cancelled and converted into the right to receive cash payment, which was made in December 2021. In turn, the Omnibus Plan was terminated and replaced by a new long-term incentive program in 2022.

For the year ended December 31, 2021, stock-based compensation expense recognized in the predecessor Company’s results from continuing and discontinued operations was $46 million (2020 – $7 million), of which $34 million, related to the accelerated vesting of stock-based awards, was recorded under Transaction costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2022, the related pension expense was $35 million (2021 – $3 million and $30 million for the 1 month ended December 31 and the 11 months ended November 30, respectively; 2020 – $37 million).

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

The Company expects to contribute a minimum total amount of $4 million in 2023 compared to $7 million in 2022 (2021 – $17 million; 2020 – $15 million) to the pension plans. The Company expects to contribute a minimum total amount of $4 million in 2023 compared to $4 million in 2022 (2021 – $4 million; 2020 – $4 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2022 and December 31, 2021, the measurement date for each year:

	Successor
	December 31, 2022		December 31, 2021

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	1,433	60	1,566	67
Service cost for the year	21	1	28	1
Interest expense	31	2	34	2
Plan participants' contributions	6	—	6	—
Actuarial gain	(251)	(12)	(104)	(6)
Plan amendments	—	—	6	—
Benefits paid	(53)	(1)	(65)	(1)
Direct benefit payments	(3)	(3)	(9)	(3)
Curtailment	(1)	—	—	—
Settlement (1)	(356)	(5)	(35)	—
Effect of foreign currency exchange rate change	(45)	(3)	6	—
Projected benefit obligation at end of year	782	39	1,433	60

During 2022 and 2021, net actuarial gains decreased the projected benefit obligation due to the increase in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2022 and 2021 was $760 million and $1,386 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2022 and December 31, 2021, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	Successor
	December 31, 2022	December 31, 2021
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,622	1,594
Actual return on plan assets	(207)	106
Employer contributions	7	17
Plan participants' contributions	6	6
Benefits paid	(56)	(74)
Settlement (1)	(354)	(35)
Effect of foreign currency exchange rate change	(56)	8
Fair value of assets at end of year	962	1,622

(1)
Settlement accounting was triggered throughout 2022, as the Company entered into agreements with insurance companies to purchase group annuity buy-out contracts and transfer approximately $109 million (CDN $140 million) of its Canadian defined benefit plans’ projected benefit obligation and $82 million of its U.S. defined benefit plans’ projected benefit obligation. The transactions closed in April 2022 for Canada and in June 2022 for the U.S. and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $140 million (CDN $180 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 3,260 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of April 30, 2022 for Canada and June 30, 2022 for the U.S. and the Company recognized a non-cash pension settlement gain of $7 million before tax in the second quarter of 2022. Additionally, settlement accounting was triggered throughout 2022 and 2021, as lump sums paid exceeded the sum of service cost and interest cost.

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

The investments of each plan can be done directly through cash investments in equities, bonds or alternative investment asset classes or indirectly through derivatives, pooled funds or private placements. The use of derivatives must be in accordance with an approved mandate and cannot be used for speculative purposes.

The Company’s pension funds are not permitted to directly own any of the Company’s debt instruments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2022:

		Successor
		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2022	2021
Fixed income
Cash and cash equivalents	0% – 10%	2%	8%
Bonds	35% – 64%	43%	40%
Insurance contracts	0%	0%	10%
Equity
Canadian Equity	0% – 11%	4%	6%
U.S. Equity	5% – 16%	9%	12%
International Equity	13% – 24%	17%	19%
Alternate Investments
Real Estate	0% – 18%	13%	5%
Multi-Asset Credit	0% – 10%	6%	0%
Infrastructure	0% – 9%	6%	0%
Total (1)		100%	100%

(1)
Approximately 74% of the pension plans' assets relate to Canadian plans, 26% relate to U.S. plans.

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

	Successor
	December 31, 2022		December 31, 2021

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(782)	(39)	(1,433)	(60)
Fair value of assets at end of year	962	—	1,622	—
Funded status	180	(39)	189	(60)

	Successor
	December 31, 2022		December 31, 2021

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables	—	(5)	—	(5)
Other liabilities and deferred credits	(39)	(34)	(59)	(55)
Other assets	219	—	248	—
Net amount recognized in the Consolidated Balance Sheets	180	(39)	189	(60)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Successor				Predecessor
	Year ended December 31,		Period from December 1, through December 31,		Period from January 1, through November 30,		Year ended December 31,
	2022		2021		2021		2020
		Other post-		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$	$	$
Prior service (cost) credit	—	—	—	—	(6)	1	(2)	—
Effect of settlement	2	—	—	—	—	—	—	—
Amortization of prior year service cost (credit)	—	—	—	—	1	(1)	2	(1)
Net (loss) gain	(19)	12	22	(1)	121	7	(26)	(1)
Amortization of net actuarial (gain) loss (1)	(9)	—	—	—	7	(1)	12	(1)
Net amount recognized in other comprehensive (loss) income (pre-tax)	(26)	12	22	(1)	123	6	(14)	(3)

(1)
In 2022, the non-cash settlement gain was $9 million (2021 – nil; 2020 – non-cash settlement loss of $2 million).

At December 31, 2022, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $44 million and $5 million, respectively (2021 – $318 million and $259 million, respectively).

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
Components of net periodic benefit cost for pension plans	2022	2021	2021	2020
	$	$	$	$
Service cost for the year	21	2	25	28
Interest expense	31	3	31	39
Expected return on plan assets	(64)	(5)	(61)	(68)
Amortization of net actuarial loss	—	—	7	10
Curtailment loss	—	—	—	2
Settlement (gain) loss	(9)	—	—	2
Amortization of prior year service cost	—	—	1	2
Net periodic benefit cost	(21)	—	3	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Successor		Predecessor
Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
benefit plans	2022	2021	2021	2020
	$	$	$	$
Service cost for the year	1	—	1	1
Interest expense	2	—	2	2
Amortization of net actuarial gain	—	—	(1)	(1)
Amortization of prior year service credit	—	—	(1)	(1)
Net periodic benefit cost	3	—	1	1

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	Successor		Predecessor
	December 31,	December 31,	November 30,	December 31,
Pension plans	2022	2021	2021	2020
Projected benefit obligation
Discount rate	5.3%	3.0%	N/A	2.5%
Rate of compensation increase	3.1%	2.7%	N/A	2.7%
Net periodic benefit cost
Discount rate	3.8%	3.0%	2.5%	3.0%
Rate of compensation increase	2.8%	2.8%	2.7%	2.8%
Expected long-term rate of return on plan assets	5.0%	4.3%	4.3%	4.6%

A weighted-average interest-crediting rate of 3.8% was assumed for 2022, for the Company’s cash balance pension plan.

The Company used a full yield curve approach to estimate the current service and interest cost components of net periodic benefit cost for Canadian pension plans and U.S. funded pension plans. The estimate of these components is made by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows.

For the unfunded pension plan and other post-retirement benefits, given materiality, the current service and interest cost components were estimated using a single weighted-average discount rate derived from the yield curve for each unfunded pension plan or based on each post-retirement plans’ projected cash flows. The discount rate of 5.2% for U.S. unfunded plans is obtained by incorporating the plans’ expected cash flows in the Mercer Yield Curve.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Effective January 1, 2023, the Company will use 5.9% (2022 – 4.8%; 2021 – 4.4%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	Successor		Predecessor
	December 31,	December 31,	November 30,	December 31,
Other post-retirement benefit plans	2022	2021	2021	2020
Projected benefit obligation
Discount rate	5.3%	3.1%	N/A	2.5%
Rate of compensation increase	3.2%	2.9%	N/A	2.8%
Net periodic benefit cost
Discount rate	3.5%	3.2%	2.3%	3.0%
Rate of compensation increase	2.9%	2.8%	2.6%	2.7%

For measurement purposes, a 3.9% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2022.

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

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2022, by asset category:

	Successor
	Fair Value Measurements at
	December 31, 2022
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	33	18	15	—
Canadian provincial government bonds	228	226	2	—
Canadian corporate debt securities	58	43	15	—
U.S. corporate debt securities	25	25	—	—
International corporate debt securities	6	6	—	—
Bond fund (1 & 2)	92	—	92	—
Canadian equities (3)	43	43	—	—
U.S. equities (4)	43	43	—	—
International equities (5)	108	108	—	—
U.S. stock index funds (2 & 6)	87	—	87	—
U.S. private real estate funds (7)	122	—	—	122
U.S private multi-asset credit funds (8)	57	—	—	57
Global private infrastructure fund (9)	61	—	—	61
Derivative contracts (10)	(1)	—	(1)	—
Total	962	512	210	240

(1)
This category represents a U.S. actively managed bond fund that is benchmarked to the Bloomberg U.S. Long-term Government/Credit index.
(2)
The fair value of these plan assets is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured based on quoted prices in active markets and can be redeemed at the measurement date or in the near term.
(3)
This category represents an active segregated large capitalization Canadian equity portfolio with the ability to purchase small and medium capitalized companies and the Canadian equity portion of an active segregated non-North American equity portfolio.
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
(8)
This category represents two actively managed U.S. private multi-asset credit funds.
(9)
This category represents an actively managed global private infrastructure fund.
(10)
The fair value of the derivative contracts is classified as Level 2 (inputs that are observable, directly or indirectly) as they are measured using long-term bond indices.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2021, by asset category:

	Successor
	Fair Value Measurements at
	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Cash and short-term investments	145	19	126	—
Canadian provincial government bonds	380	377	3	—
Canadian corporate debt securities	70	52	18	—
U.S. corporate debt securities	28	28	—	—
International corporate debt securities	8	8	—	—
Bond fund (1 & 2)	157	—	157	—
Canadian equities (3)	90	90	—	—
U.S. equities (4)	94	94	—	—
International equities (5)	211	211	—	—
U.S. stock index funds (2 & 6)	196	—	196	—
U.S. private real estate funds (7)	77	—	—	77
Insurance contracts (8)	165	—	—	165
Derivative contracts (9)	1	—	1	—
Total	1,622	879	501	242

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

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
$
Balance at December 31, 2020	176
Purchases	70
Settlements	(14)
Return on plan assets	9
Effect of foreign currency exchange rate change	1
Balance at December 31, 2021	242
Purchases	269
Settlements	(255)
Return on plan assets	(9)
Effect of foreign currency exchange rate change	(7)
Balance at December 31, 2022	240

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2022 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2023	50	4
2024	59	4
2025	54	4
2026	56	4
2027	57	3
2028 – 2032	281	16

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Interest on long-term debt (1)	90	9	36	52
Gain on fair value increment upon partial repayment of long-term debt	(10)	—	—	—
Make-whole premium on repayment of long-term debt	—	—	11	—
Interest on receivables securitization	—	—	1	1
Interest on withdrawal liabilities for multiemployer plans	2	—	2	3
Amortization of debt issuance costs and other	8	1	4	2
	90	10	54	58

(1)
The Company capitalized $24 million of interest expense for the year ended December 31, 2022 (2021 – $1 million and $8 million for the 1 month ended December 31 and the 11 months ended November 30, respectively; 2020 – $3 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INCOME TAXES

The Company’s earnings (loss) before income taxes by taxing jurisdiction were:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
U.S. earnings (loss)	308	(4)	(7)	(199)
Foreign earnings (loss)	114	(3)	(36)	(29)
Earnings (loss) before income taxes	422	(7)	(43)	(228)

Provisions for income taxes include the following:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
U.S. Federal and State:
Current	29	5	29	(21)
Deferred	36	(6)	(13)	(45)
Foreign:
Current	40	4	(23)	(11)
Deferred	(4)	(5)	13	(3)
Income tax expense (benefit)	101	(2)	6	(80)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to earnings (loss) before income taxes due to the following:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
U.S. federal statutory income tax	89	(1)	(9)	(48)
Reconciling Items:
State and local income taxes, net of federal income tax benefit	12	—	4	(6)
Foreign income tax rate differential	10	—	(3)	(2)
Tax credits and special deductions	(18)	(1)	(9)	(17)
U.S. tax rate benefit from loss carryback	—	—	1	(5)
Tax rate changes	(1)	—	(1)	—
Uncertain tax positions	(2)	—	(1)	(4)
Deferred taxes on Personal Care Group Investment	—	—	1	(51)
Deferred taxes on foreign earnings	4	—	2	(1)
Intercompany income with assets held for sale	—	—	—	3
Net book value adjustment of assets held for sale	—	—	—	5
Valuation allowance on deferred tax assets	(1)	—	1	47
Nondeductible expenses	5	—	17	1
Global intangible low-taxed income (GILTI)	1	—	3	—
Foreign-derived intangible income (FDII)	—	—	(1)	—
Other	2	—	1	(2)
Income tax expense (benefit)	101	(2)	6	(80)

In 2022, the Company has a U.S. tax liability from Global Intangible Low-Taxed Income ("GILTI") related to its operations in Canada which is almost completely offset by a foreign tax credit. The Company also recorded $18 million of additional tax credits which mainly consisted of research and experimentation tax credits and state investment credits.

On November 30, 2021, Domtar Corporation was acquired by Paper Excellence and incurred significant costs to complete the transaction as well as significant executive compensation as a result of the change in control. Certain of these transaction costs and executive compensation expenses are not deductible for tax purposes and substantially impact the effective tax rate. The tax impact of these amounts in the Predecessor period is included in the Nondeductible Expenses in the above table. During the Predecessor Period ending November 30, 2021, the Company recorded $3 million of tax expense related to GILTI. Additionally, the Company recorded $9 million of tax credits during the 2021 Predecessor Period, mainly research and experimentation credits, which also impacts the effective tax rate.

During the Successor Period ending December 31, 2021, the Company recorded $1 million of tax credits, mainly research and experimentation credits.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

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

During 2020, the Company generated a U.S. tax net operating loss which, in accordance with the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was carried back to 2015. In 2015, the US federal tax rate was 35%, versus the current rate of 21%. Therefore, the Company recorded an additional tax benefit of $5 million related to the tax rate benefit of the loss which favorably impacted the effective tax rate in 2020.

The Company recorded $17 million of tax credits, mainly research and experimentation credits, which favorably impacted the effective tax rate in 2020. Since the Company had a tax loss in 2020, the tax credits were carried forward and were utilized in the predecessor period.

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

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2022 and December 31, 2021 are comprised of the following:

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Accounting provisions	34	36
Net operating loss carryforwards and other deductions	53	48
Inventory	4	—
Intangible assets	8	—
Tax credits	22	30
Debt	6	—
Other	13	19
Gross deferred tax assets	140	133
Valuation allowance	(58)	(58)
Net deferred tax assets	82	75
Property, plant and equipment	(508)	(458)
Intangible assets	—	(51)
Pension and other employee future benefit plans	(26)	(23)
Inventory	—	(10)
Outside basis difference	—	(12)
Deferred tax on foreign earnings	(17)	(13)
Other	(12)	(11)
Total deferred tax liabilities	(563)	(578)
Net deferred tax liabilities	(481)	(503)
Included in:
Deferred income taxes and other	(481)	(503)
Total	(481)	(503)

As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized which increased the current tax expense with an equal amount of deferred tax benefit.

On November 30, 2021, the Company was acquired by Paper Excellence and under the acquisition method of accounting the Company’s assets and liabilities were adjusted to fair value as of the date of the Merger. The Company has provided for deferred taxes for these adjustments as necessary. Additionally, as a condition to obtain the approval of the Merger from the Canadian Competition Bureau, the Company was required to commit to the divestiture of its Kamloops, British Columbia production facility and at December 31, 2021, was accounting for these operations as Assets Held for Sale. Accordingly, the Company had provided for deferred taxes on the outside basis difference that was expected to be realized when these operations are sold. This was also recorded through acquisition accounting.

At December 31, 2022, the Company had no federal net operating loss carryforwards and a capital loss of $185 million (representing a deferred tax asset of $43 million, which is fully reserved). The Company also had other foreign net operating losses of $4 million at December 31, 2022, which can be carried forward indefinitely.

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

DECEMBER 31, 2022

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

•
U.S. state tax credits ($15 million valuation allowance)
•
Capital loss ($43 million valuation allowance)

In 2022, the valuation allowance favorably impacted tax expense and the effective tax rate by $1 million (1 month ended December 31, 2021 – nil; 11 months ended November 30, 2021 – $1 million and 2020 – $47 million).

As of December 31, 2022, the Company has recorded a cumulative deferred tax liability of $17 million (2021 – $13 million) for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. With the exception of the Kamloops, British Columbia production facility, which was shown as held for sale in 2021, the Company did not provide for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that this deferred tax liability in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2022, the Company had gross unrecognized tax benefits of approximately $20 million ($22 million and $23 million for 2021 and 2020, respectively). If recognized in 2022, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. These amounts are included in Deferred income taxes and other on the Consolidated Balance Sheets.

	Successor		Predecessor
	December 31,	December 31,	December 31,
	2022	2021	2020
	$	$	$
Balance at beginning of year	22	23	28
Additions based on tax positions related to current year	2	2	1
Additions for tax positions of prior years	2	—	1
Expirations of statutes of limitations	(6)	(4)	(7)
Interest	—	1	—
Balance at end of year	20	22	23

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The Company recorded less than $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2022 ($1 million for 2021 and less than $1 million for 2020). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $3 million of its unrecognized benefits may be recognized by December 31, 2023. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries will file tax returns for 2022 are Canada and the U.S. The Company will file one consolidated U.S. federal income tax return. The Company and its subsidiaries will also file returns in various other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2022, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2014 through 2021, with federal years prior to 2019 being closed from a cash tax liability standpoint in the U.S. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Work in process and finished goods	389	359
Raw materials	136	110
Operating and maintenance supplies	160	194
	685	663

Certain domestic raw materials, in process and finished goods inventories are valued based on the LIFO method. LIFO inventories were $314 million and $213 million at December 31, 2022 and 2021, respectively. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $4 million lower than reported as of December 31, 2022 and $1 million lower at December 31, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

		Successor
	Range of useful lives	December 31,	December 31,
	(in years)	2022	2021
		$	$
Machinery and equipment	3 – 20	2,056	1,894
Buildings and improvements	10 – 40	340	199
Timberlands	(1)	281	142
Assets under construction	—	314	311
		2,991	2,546
Less: Accumulated depreciation		(229)	(22)
		2,762	2,524

(1)Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for year ended December 31, 2022 was $209 million (2021 – $22 million and $181 million for the 1 month ended December 31 and the 11 months ended November 30, respectively; 2020 – $207 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

LEASES

In the normal course of business, the Company enters into operating and finance leases mainly for warehousing facilities, corporate offices, motor vehicles, mobile equipment, office equipment and manufacturing equipment.

While the Company’s lease payments are generally fixed over the lease term, some leases may include price escalation terms that are fixed at the lease commencement date.

The Company has remaining lease terms ranging from 1 year to 10 years, some of which may include options to extend the leases for up to 10 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Operating lease expense	21	4	17	22

Supplemental cash flow information related to leases was as follows:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	23	4	20	23
Operating cash flows from finance leases	—	—	—	1
Financing cash flows from finance leases	1	—	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	6	—	3	12

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Operating leases
Operating lease right-of-use assets	42	48

Lease liabilities due within one year	17	19
Long-term operating lease liabilities	27	36
	44	55

Finance leases
Property, plant and equipment	6	5
Accumulated depreciation	—	(2)
	6	3

Long-term debt due within one year	1	1
Long-term debt	3	3
	4	4

Weighted-average remaining lease term
Operating leases	3.9 years	4.3 years
Finance leases	5.8 years	6.8 years

Weighted-average discount rate
Operating leases	3.4%	3.2%
Finance leases	8.2%	8.2%

Maturities of lease liabilities at December 31, 2022 were as follows:

Operating leases
$
2023	17
2024	13
2025	7
2026	3
2027	3
Thereafter	4
Total lease payments	47

Less: Imputed interest	3

Total lease liabilities	44

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		Successor
	Estimated useful lives	December 31,			December 31,
	(in years)	2022			2021
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	30	9	—	9	7	—	7
Customer relationships	Up to 15	—	—	—	171	(1)	170
Trade Names	15	15	(1)	14	30	—	30
Total		24	(1)	23	208	(1)	207

As part of finalization of the purchase price allocation, the Company revised its provisional amounts recorded for tangible (property, plant and equipment) and intangible assets based on final valuation reports obtained from a third party. The finalization of provisional amounts recorded did not result in a material change in current or long-term assets and liabilities recorded as the result of the Merger (see Note 4 "Acquisition of Businesses" for more details).

Amortization expense related to intangible assets for the year ended December 31, 2022 was nil ($1 million and $1 million for the 1 month ended December 31, 2021 and 11 months ended November 30, 2021, respectively, and $1 million in 2020).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2023	2024	2025	2026	2027
	$	$	$	$	$
Amortization expense related to intangible assets	1	1	1	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

OTHER ASSETS

The following table presents the components of other assets:

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Pension asset - defined benefit pension plans	219	248
Other	32	25
	251	273

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

Cost reduction program

In 2020, the Company implemented a cost savings program. As part of this program, in August 2020, the Company announced the permanent closure of the uncoated freesheet manufacturing at the Kingsport, Tennessee and Port Huron, Michigan mills, the remaining paper machine at the Ashdown, Arkansas mill and the converting center in Ridgefields, Tennessee. Additionally, in May 2021, the Company announced the closure of the converting center in Dallas, Texas. These actions reduced the Company’s annual uncoated freesheet paper capacity by approximately 721,000 short tons and resulted in a workforce reduction of approximately 750 employees. For the year ended December 31, 2022, the Company recorded nil of accelerated depreciation under Impairment of long-lived assets and nil of closure costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Conversion of Kingsport, Tennessee mill

The Company plans to enter the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion was completed in January 2023. For the year ended December 31, 2022, the Company recorded $67 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the Company recorded $3 million and $27 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following table provides the activity in the closure and restructuring and transaction costs liability:

	December 31,	December 31,
	2022	2021
	$	$
Balance at beginning of year	24	28
Additions (1)	31	21
Payments	(41)	(25)
Balance at end of year (2)	14	24

(1)
Additions of 2022 consist of only transaction costs; $22 million from continuing operations and $9 million from discontinued operations.
(2)
At December 31, 2022, $10 million is shown in Trade and other payables and $4 million is shown in Other liabilities and deferred credits.

The $14 million provision is comprised of severance and termination costs of $1 million related to the Pulp and Paper business, as well as transaction costs of $5 million and license fees and other costs of $8 million related to Corporate.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. CLOSURE AND RESTRUCTURING COSTS AND IMPAIRMENT OF LONG-LIVED ASSETS

(CONTINUED)

Closure and restructuring costs are based on management’s best estimates at December 31, 2022. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Trade payables	367	297
Payroll-related accruals	128	131
Other accruals	122	115
	617	543

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income (loss) by component(1) for the periods ended November 30, 2021, December 31, 2021 and December 31, 2022.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (CONTINUED)

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Successor	$	$	$	$	$
Balance at November 30, 2021	—	—	—	—	—
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	3	N/A	N/A	N/A	3
Net gain (loss)	N/A	17	(1)	N/A	16
Foreign currency items	N/A	N/A	N/A	8	8
Other comprehensive income (loss) before reclassifications	—	17	(1)	8	24
Amounts reclassified from Accumulated other comprehensive income	—	—	—	—	—
Net current period other comprehensive income (loss)	—	17	(1)	8	24
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	14	N/A	N/A	N/A	14
Currency options	(2)	N/A	N/A	N/A	(2)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Net (loss) gain	N/A	(11)	9	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(70)	(70)
Other comprehensive (loss) income before reclassifications	(4)	(11)	9	(70)	(76)
Amounts reclassified from Accumulated other comprehensive income	(8)	(7)	(1)	—	(16)
Net current period other comprehensive (loss) income	(12)	(18)	8	(70)	(92)
Balance at December 31, 2022	(12)	(1)	7	(62)	(68)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income (loss):

Details about Accumulated other comprehensive income (loss) components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Successor		Predecessor
	Year ended December 31, 2022	Period from December 1, through December 31, 2021	Period from January 1, through November 30, 2021	Year ended December 31, 2020
	$	$	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	16	—	10	(10)
Currency options and forwards (1)	(6)	—	38	(6)
Net investment hedge (2)	—	—	(9)	—
Total before tax	10	—	39	(16)
Tax (expense) benefit	(2)	—	(8)	4
Net of tax	8	—	31	(12)

Amortization of defined benefit pension items
Amortization of net actuarial gain (loss) (3)(4)	9	—	(7)	(12)
Amortization of prior year service cost (3)	—	—	(1)	(2)
Discontinued operations	—	—	(4)	—
Total before tax	9	—	(12)	(14)
Tax (expense) benefit	(2)	—	2	3
Net of tax	7	—	(10)	(11)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	—	1	1
Amortization of prior year service credit (3)	—	—	1	1
Discontinued operations	1	—	—	—
Total before tax	1	—	2	2
Tax expense	—	—	(1)	—
Net of tax	1	—	1	2

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
(4)
In 2022, the non-cash settlement gain was $9 million (2021 – nil; 2020 – non-cash settlement loss of $2 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

LONG-TERM DEBT

				Successor
		Par		December 31,	December 31,
	Maturity	Amount	Currency	2022	2021
		$		$	$
Unsecured notes
6.25% Notes	2042	116	US	121	264
6.75% Notes	2044	150	US	157	262
Senior secured notes
6.75% Notes	2028	642	US	642	775
ABL Revolving Credit Facility	2026	—	US	—	115
First Lien Term Loan	2028	645	US	639	520
Finance lease obligations	2022 - 2028			4	4
				1,563	1,940

Less: Unamortized debt issuance costs				27	38

Less: Due within one year				33	259
				1,503	1,643

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases
	$	$
2023	33	1
2024	33	1
2025	33	1
2026	33	1
2027	33	1
Thereafter	1,388	—
	1,553	5
Less: Amounts representing interest	—	1
Total payments	1,553	4

ABL REVOLVING CREDIT FACILITY

On November 30, 2021, the Company entered into an ABL Revolving Credit Facility that matures on November 30, 2026. The ABL Revolving Credit Facility is available to Domtar Corporation and certain other domestic and Canadian subsidiaries and provides for revolving loans and letters of credit in an aggregate amount of up to $400 million, subject to borrowing base capacity. At December 31, 2022, the Company had no borrowings and $64 million of letters of credit outstanding.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

The ABL Revolving Credit Facility requires the maintenance of a fixed charge coverage of 1.00 to 1.00 at the end of each fiscal quarter for the prior twelve month period when specified excess availability is less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply at December 31, 2022.

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

On January 7, 2022, the Company utilized $127 million under the delayed draw term facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled, and $7 million repayments were made during the year, leaving total drawings under the Term Loan Facility of $645 million as of December 31, 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

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

The Company’s obligations under the Senior Secured Notes are guaranteed by its immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. The Senior Secured Notes will be secured by a lien on substantially all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries’ fixed assets and a second-priority lien on the Current Asset Collateral (second in priority to the liens securing the ABL Credit Facility discussed above), in each case, subject to other permitted liens. The notes rank pari passu with the First Lien Term Loan Facility, subject to intercreditor agreements.

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

On January 7, 2022, $133 million of the Senior Secured Notes were redeemed, and accrued interest of $2 million were paid, as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of December 31, 2022.

RECEIVABLES SECURITIZATION

The Company had a $150 million receivables securitization facility that terminated in October 2021. For the 11 months ended November 30, 2021, a net charge of $1 million (2020 – $1 million) resulted from the program and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR UNSECURED NOTES CHANGE OF CONTROL OFFERS

Following the change of control of Domtar, Domtar was obligated, pursuant to the indenture governing the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”), to make the Existing Domtar Notes Change of Control Offers, pursuant to which Domtar offered to repurchase all of the Existing Domtar Notes from holders at a purchase price of 101%.

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium and $6 million of accrued interest were paid. As a result, $116 million par amount ($121 million carrying value) of the 6.25% Notes due 2042 and $150 million par amount ($157 million carrying value) of the 6.75% Notes due 2044, remain outstanding as of December 31, 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	Successor
	December 31,	December 31,
	2022	2021
	$	$
Liability - other post-retirement benefit plans	34	55
Pension liability - defined benefit pension plans	39	59
Pension liability - multiemployer plan withdrawal	36	38
Other	63	64
	172	216

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

COMMON STOCK

At December 31, 2022 and 2021, the Company had 100 common shares with a par value of $0.01 per share.

Prior to the acquisition, the Company was authorized to issue two billion shares of common stock, par value $0.01 per share. Holders of the Company’s common stock were entitled to one vote per share.

The changes in the number of outstanding common stock and their aggregate stated value during the years ended December 31, 2022 and December 31, 2021, were as follows:

	Successor				Predecessor
	December 31,		December 31,		November 30,
	2022		2021		2021
	Number		Number		Number
Common stock	of shares	$	of shares	$	of shares	$
Balance at beginning of period	100	—	50,379,090	1	55,194,538	1
Shares cancelled	—	—	(50,379,090)	(1)	—	—
Shares issued
Treasury stock (1)	—	—	—	—	(4,815,448)	—
Common shares	—	—	100	—	—	—
Balance at end of period	100	—	100	—	50,379,090	1

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

DECEMBER 31, 2022

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

For the year ended December 31, 2022, the Company’s operating expenses for environmental matters amounted to $71 million (2021 – $4 million and $56 million for the 1 month ended December 31, and the 11 months ended November 30, respectively; 2020 – $60 million).

The Company made capital expenditures for environmental matters of $8 million during the year ended December 31, 2022 (2021 – $1 million and $4 million for the 1 month ended December 31, and the 11 months ended November 30, respectively; 2020 – $2 million).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2022	2021
	$	$
Balance at beginning of year	41	42
Additions and other changes	3	3
Environmental spending	(3)	(4)
Effect of foreign currency exchange rate change	(1)	—
Balance at end of year (1)	40	41

(1)
At December 31, 2022, $8 million is shown in Trade and other payables and $32 million is shown in Other liabilities and deferred credits.

At December 31, 2022, anticipated undiscounted payments in each of the next five years are as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	8	6	2	1	2	55	74

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2022, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2022, were as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	137	34	2	—	—	—	173

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2022, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2022 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

DECEMBER 31, 2022

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2022, two customers located in the U.S. represented 28% or $144 million of the Company’s receivables (December 31, 2021 – two customers located in the U.S. represented 28% or $130 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 12 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

As of December 31, 2022, the Company hedged 22% of its forecasted purchases of natural gas under derivative contracts for 2023. The natural gas derivative contracts were effective as of December 31, 2022.

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

As of December 31, 2022, the Company hedged 79% and 30% of its forecasted net Canadian dollars cash exposures under contracts for 2023 and 2024, respectively. The foreign exchange derivative contracts were effective as of December 31, 2022.

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

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at December 31, 2022 and December 31, 2021, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Successor
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2022	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	16	—	16	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Trade and other payables
Currency derivatives	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	22	—	22	—

Other Instruments:
Long-term debt due within one year	33	—	33	—	(b)	Long-term debt due within one year
Long-term debt	1,321	—	1,321	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021. The carrying value of the Company’s long-term debt due within one year is $33 million and $259 million at December 31, 2022 and December 31, 2021, respectively.
(c)
The carrying value of the Company’s long-term debt is $1,503 million and $1,643 million at December 31, 2022 and December 31, 2021, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

SEGMENT DISCLOSURES

Following the sale of the Company’s Personal Care business on March 1, 2021, the Company now operates as a single reportable segment as described below, which also represents its only operating segment:

•
Pulp and Paper – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood and fluff pulp, and high quality airlaid and ultrathin laminated absorbent cores.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
SEGMENT DATA	2022	2021	2021	2020
	$	$	$	$
Sales by product group
Communication papers	2,602	155	1,834	1,968
Specialty and packaging papers	726	49	538	575
Market pulp	1,249	96	996	872
Consolidated sales (1)	4,577	300	3,368	3,415
Operating income (loss) from continuing operations (2)
Pulp and Paper	527	4	157	(153)
Corporate	(55)	(3)	(168)	(34)
Consolidated operating income (loss) from continuing operations	472	1	(11)	(187)
Interest expense, net	90	10	54	58
Non-service components of net periodic benefit cost	(40)	(2)	(22)	(17)
Earnings (loss) before income taxes and equity loss	422	(7)	(43)	(228)
Income tax expense (benefit)	101	(2)	6	(80)
Equity method investment loss, net of taxes	—	—	—	3
Earnings (loss) from continuing operations	321	(5)	(49)	(151)
Earnings from discontinued operations, net of taxes	18	1	26	24
Net earnings (loss)	339	(4)	(23)	(127)

(1)
In 2022, Staples, one of the Company’s largest customers, represented approximately 13% (2021 – 12% and 2020 – 13%) of the total sales.
(2)
The Government of Canada created the Canada Emergency Wage Subsidy ("CEWS") to provide financial support for businesses during the COVID-19 pandemic and prevent large layoffs. The Company recognized in the predecessor period ended November 30, 2021, $7 million as a reduction of costs ($6 million in Cost of sales and $1 million in Selling, general and administrative) related to this program.

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Segment assets
Pulp and Paper	4,182	4,051
Corporate	542	516
Total for reportable segments	4,724	4,567
Assets held for sale	—	287
Consolidated assets	4,724	4,854

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Additions to property, plant and equipment
Pulp and Paper	443	42	251	120
Corporate	2	—	4	3
Discontinued Operations	3	1	15	37
Consolidated additions to property, plant and equipment	448	43	270	160
Add: Change in payables on capital projects	(8)	(2)	(2)	15
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	440	41	268	175

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$
Geographic information
Sales
United States	3,520	232	2,560	2,691
Canada	441	27	327	324
Asia	402	26	315	203
Europe	211	13	157	116
Other foreign countries	3	2	9	81
	4,577	300	3,368	3,415

	Successor
	December 31,	December 31,
	2022	2021
	$	$
Long-lived assets
United States	1,870	2,069
Canada	957	710
	2,827	2,779

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

RELATED PARTY TRANSACTIONS

In 2022, the Company sold land parcels for an amount of $4 million, which represented the fair value of these assets, to a Paper Excellence affiliate. The Company also purchased for $3 million of wood fiber from Paper Excellence affiliates. Other related party transactions in 2022 were not material.

Related party transactions with Paper Excellence and their affiliates were not material for the period from December 1 through December 31, 2021.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SUBSEQUENT EVENTS

Sale of Dryden, Ontario mill

On February 26, 2023, the Company entered into an Asset Purchase Agreement to sell the Company’s Dryden, Ontario mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023.

Acquisition of Resolute Forest Products Inc. by Paper Excellence through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. (“Resolute”) through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar (the “Acquisition”). Under the Acquisition agreement, Domtar acquired all outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to potential refunds on duty deposits made on or prior to June 30, 2022, of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

The acquisition-date fair value of the consideration transferred is approximately $1.6 billion, excluding the contingent value right on softwood lumber duty deposit refunds.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, Domtar committed to the divestiture of its Dryden, Ontario pulp mill, as disclosed above. As of December 31, 2022, the sale of the pulp mill did not meet all the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from continuing operations, in the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) for all periods presented.

Domtar is financing the transaction with (i) $500 million in equity from Domtar’s shareholder, and (ii) additional debt financing.

Debt financing arrangements included an increase in the Company’s ABL Revolving Credit Facility to provide for aggregate borrowings and letters of credit of up to $1.0 billion (up from $400 million) and extended the maturity date to March 1, 2028 (from November 30, 2026). On the closing date, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition and provide liquidity. Also, $179 million of letters of credit were outstanding on the closing date, leaving unused commitments under the ABL Revolving Credit Facility available to the Company of up to $611 million (subject to borrowing base capacity).

Debt financing also included new Farm Credit Term Loan Facilities. The new Farm Credit Term Loan Facilities provide for an aggregate of $949 million of senior secured first lien term loans, consisting of two tranches: (i) the 2023-A First Lien Term Facility, providing for borrowings of $666 with a maturity date of March 1, 2030 and (ii) the 2023-B First Lien Term Facility, providing for borrowings of $283 million with a maturity date of November 30, 2028. Borrowings under the 2023-A First Lien Term Facility were used to partially fund the Acquisition. Borrowings under the 2023-B First Lien Term Facility were used to repay $283 million of borrowings under the existing Term Loan Facility. Borrowings will rank pari passu with the Senior Secured Notes and the existing First Lien Term Loan Facility. Borrowings under the new Farm Credit Term Loan Facilities amortize in equal quarterly installments in an amount equivalent to 5% per annum.

Given that the transaction recently closed, the preliminary purchase price allocation is in process and only high-level estimates are available at this time. The preliminary purchase price allocation could significantly change when the detail exercise is completed. The preliminary fair value of net assets acquired is as follow: Short-term assets $1.5 billion, Long-term assets $2.0 billion, Short-term liabilities $0.4 billion and Long-term liabilities $1.5 billion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2022, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2022.

ITEM 9B. OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of February 28, 2023.

Name	Age	Principal Occupation
Patrick Loulou	54	Vice-Chairman, Paper Excellence
Tom Shih	52	Chief, Legal Affairs, Paper Excellence Canada Holdings Corporation
Hardi Wardhana	51	Director, Global Head of M&A, Paper Excellence

Patrick Loulou became a director of the Company on November 30, 2021, as part of the Merger. Mr. Loulou was the Company’s Senior Vice-President, Business Development from 2007 until the Merger, at which date he became Paper Excellence Vice-Chairman. He previously held a number of positions in the telecommunications sector as well as in management consulting. His over 20 year career has spanned a number of areas and functions such as corporate strategy, M&A, operations, business transformation and business development. Mr. Loulou has a PhD and Masters degree in Aeronautics and Astronautics from Stanford University, and a Bachelor of Science in Mechanical Engineering from Polytechnique in Montréal, Canada. He is also a trustee of the Montreal Fine Arts Museum Foundation and sits on the Board of the Montreal Symphony Orchestra.

Tom Shih became a director of the Company on November 30, 2021, as part of the Merger. Mr. Shih previously served as General Counsel for the Paper Excellence Group and headed the legal department of the organization since 2011. In this capacity, he provided guidance to shareholder, executives and managers at all levels on all legal, corporate/commercial, regulatory, government affairs, compliance and strategic management matters relating to the Group and its various subsidiaries and affiliates. Currently he serves as Chief, Legal Affairs for Paper Excellence Canada Holdings Corporation. Mr. Shih holds several advanced degrees from the University of California, Los Angeles, including Juris Doctor (J.D.), Doctor of Environmental Science & Engineering (D.Env.), Master of Public Health (M.P.H.), and a Bachelor of Science in Biology. He is a licensed attorney with expertise in international, corporate, contracts, regulatory and environmental laws and regulations. Prior to his legal practice, Mr. Shih worked for over 5 years as an environmental Scientist at the California Environmental Protection Agency, Water Resources Control Board.

Hardi Wardhana became a director of the Company on November 30, 2021, as part of the Merger. Mr. Wardhana has been with the Paper Excellence Group since inception in 2006. He is currently a Director of Paper Excellence B.V., and the Global Head of M&A. Mr. Wardhana has been involved in all the M&A transactions within the Paper Excellence Group, overseeing a total of about US$8 billion in transaction value across Canada, France, Germany, Brazil and USA. Mr. Wardhana previously worked at McKinsey & Co as a management consultant. He earned a Bachelor of Science in Mechanical Engineering from Columbia University, a Master of Science in Engineering-Economic Systems from Stanford University and a Master in Finance from the London Business School.

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

ITEM 11. EXECUTIVE COMPENSATION

Key Compensation Decisions for 2022

The metrics for participants in the 2022 Company AIP were weighted 70% on company EBITDA performance, 10% on Lost Time TFR (“LTFR”, a Company Health & Safety metric) and 20% on Pulp Productivity.

The 2022 Long-Term Incentive Plan (LTIP) was comprised of non-equity awards with a three-year cliff vest. The breakout consisted of 50% Restricted Units, that are service-based, and 50% Performance Units, with 70% weighting on Adjusted Cash Flow from Operating Activities and 30% on Production of Prime Containerboard.

With the closing of the transaction with Paper Excellence completed, a retention bonus opportunity in the value of 50% of their respective base salary for each of the next two years was presented to certain members of the Management Committee to recognize their individual importance to the success of the business and to reinforce their significant impact to the future growth of the Company. The first year retention bonus vested on the first anniversary of the Closing or November 30, 2022, and the second year retention bonus will vest on the second anniversary of the Closing or November 30, 2023, as long as they were still employed with the Company.

In November 2022, the Company announced that President and Chief Executive Officer John Williams will retire on June 30, 2023 and that he will be succeeded by Steve Henry, formerly Senior Vice President, Packaging, who has been named Executive Vice President and Chief Operating Officer. As EVP and COO, Mr. Henry will lead the pulp, paper and packaging operations and commercial functions at Domtar, while Mr. Williams will continue to lead all corporate functions until his retirement.

2022 Compensation Results

For 2022, our Named Executive Officers (“NEOs”) are:

John D. Williams	President and Chief Executive Officer (President and CEO)
Daniel Buron	Executive Vice President and Chief Financial Officer (CFO)
Steve Henry	Executive Vice President and Chief Operating Officer (COO)[1]
James (Bill) Edwards	Senior Vice President, Pulp and Paper Operations (SVP, Pulp and Paper Operations)
Robert Melton	Senior Vice President, Commercial Pulp and Paper (SVP, Commercial Pulp and Paper)

1 Promoted from SVP, Packaging to the new position of COO effective November 28, 2022.

Annual incentive awards as a percentage of target earned by our NEOs based on our business results for 2022 was 140.00%

The status of the 2022 LTIP Performance Units (“PUs”) based on performance results are summarized below. All previous outstanding equity awards were paid out in their entirety in 2021 upon the acquisition of the Corporation by Paper Excellence:

•
2022 PUs – First year awards banked at 46.67% (Year 1 results is 140% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Production of Prime Containerboard performance during FY2022.

As the Corporation no longer has a Human Resource Committee of the Board, equivalent decisions are fulfilled by the whole Board of Directors.

Additional Information on Executive Compensation Program

Compensation Decisions for 2022 – CEO Details

The table below shows target total direct compensation for the CEO and reflects the terms of his second Amended and Restated Employment Agreement in affect as of November 2021.

John D. Williams: CEO – Target Total Direct Compensation:

			Change
John D. Williams	2021	2022	Dollars	Percent
Base Salary	$1,213,800	$1,213,800	$0	0%
Annual Incentive Plan
Target % of Base Salary	117%	117%
Target Dollars	$1,420,146	$1,420,146	$0	0%
Target Total Cash	$2,633,946	$2,633,946	$0	0%
Actual Payout % of Target	166.77%	140.00%
Actual Payout Dollars	$2,368,377	$1,988,204	($380,173)	-16.05%
Actual Total Cash	$3,582,177	$3,202,004	($380,173)	-10.61%
Long-Term Incentive (LTI) Bonus[1]
Target % of Base Salary	N/A	N/A
Target Dollars / Maximum Dollars	$7,119,850	$0	($7,119,850)	-100%
Target Total Direct Compensation	$9,753,796	$2,633,946	($7,119,850)	-73%

1 In 2021, Mr. Williams received his 2021 LTIP grant at a 325% target and a second LTI Bonus with a maximum value of $3,175,000, consisting of serviced-based ($1,500,000) and performance-based ($1,675,000) per his second Amended and Restated Employment Agreement. He does not have an LTIP target % or grant for 2022 and 2023 per the terms of his

Agreement.

Direct Compensation Mix – at Target

The 2022 target pay mix for our CEO and other NEOs is shown below and reflects the pay changes made for 2022.

Per Mr. Williams employment agreement with Paper Excellence, he was not eligible to receive a long-term incentive award in 2022.

Executive Compensation Decision-Making Process

Process and Participants

The table below lists the primary roles of the key participants in our executive compensation decision-making process:

Process and Participants	Description of Role
Board of Directors
•
The Board recognizes the importance of executive compensation decisions to our management team. The efforts on these matters are structured to ensure that sound processes are followed, that sufficient time is provided for deliberation, and that decisions are made in support of our longer-term business strategy and objectives.

Management
•
The CEO provides input on several aspects of executive and Corporation performance, including overall goals and results achieved, as well as performance and pay for members of the Management Committee. Management retains Meridian Compensation Partners, LLC as its consultant, to provide general advice and counsel on various executive compensation matters.

Benchmarking

Use of Market Data

We use compensation market data as a reference for understanding the competitive pay positioning of each pay element and total compensation. Judgment is exercised about compensation decisions and are reviewed for each executive officer in relation to a range of market data (e.g., median, 25th percentile, 75th percentile, etc.) and considers this, along with internal and other external factors, in making executive pay decisions.

Our approach to executive pay benchmarking for most of our Management Committee members uses manufacturing industry data from Aon Hewitt for companies that are similar in size to Domtar, regressed to the relevant scope of each position.

•
For corporate staff roles, full enterprise-wide revenues are used when blending a corporate-level position with a group/subsidiary level role to account for the interplay that may exist.
•
For operational line roles, the scope of operational responsibilities, as measured by revenues, is taken into consideration, as well as unit-level responsibility (i.e., division scope where appropriate). There is no blending of data.

Details of Executive Compensation Program

Components of Executive Compensation

The principal components of our ongoing compensation program for our NEOs, and their primary purposes, are detailed below:

Component	Purpose
Base salaries	Deliver a competitive level of fixed cash pay intended to reflect the primary duties of the role
Annual cash bonuses	Offer an opportunity to earn additional pay based on achieving predetermined performance goals pursuant to our Annual Incentive Plan (“AIP”)
Long-term Non-Equity incentives	Align executives’ interests with those of the Shareholder through non-equity grant-based incentive vehicles
Retirement and other health/welfare benefits	Provide assistance with executive retirement needs, and security in case of possible illness, disability, or loss of life
Perquisites	Limited business-related benefits are provided
Severance and Change- in-Control provisions	Provide protection against termination of employment for reasons beyond the executives’ control

The following paragraphs describe our approach to each component in greater detail.

Base Salaries

The Board of Directors considers whether to grant merit increases and/or market-based adjustments to our executives. Such increases are not always made annually, but rather are made periodically after considering several factors:

• Competitive market pay levels derived from our benchmarking analyses;

• The executive’s performance throughout the year, and whether his or her duties changed during the year; and

• The overall economic climate, and the Corporation’s performance.

Base salaries in 2022 for our NEOs were therefore as follows:

Name	Position	2021[1]	2022[1]	% Change
John D. Williams	President and CEO	$ 1,213,800	$ 1,213,800	0.0%
Daniel Buron	CFO	$ 661,670	$ 681,520	3.0%
Steve Henry	COO	N/D2	$ 500,000	N/D
James (Bill) Edwards	SVP, Pulp and Paper Operations	$ 400,000	$ 450,000	12.5%
Robert Melton	SVP, Commercial Pulp and Paper	$ 365,000	$ 410,000	12.3%

1 Amounts shown are annualized and are reflected as of December 31, 2022 for each NEO. The actual salary received by each NEO during 2022 is set forth in the

Summary Compensation Table.

2 Mr. Henry’s base salary is not disclosed as he was not a Named Executive Officer in 2021.

Performance-Based Annual Bonuses

Annual cash incentives focus our executive officers on achieving specific annual financial and operating results. Our AIP plays a key role in ensuring that our total cash compensation opportunity remains competitive.

Target awards. Each NEO has a target bonus award for the plan year, expressed as a percentage of the actual base salary paid to the NEO during that year. For 2022, short-term incentive targets were as follows:

Name	Position	Target as Percent of Salary
John D. Williams	President and CEO	117%
Daniel Buron	CFO	89%
Steve Henry	COO	65%
James (Bill) Edwards	SVP, Pulp and Paper Operations	65%
Robert Melton	SVP, Commercial Pulp and Paper	65%

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

Performance measures. The AIP measures results for Key Performance Indicators (“KPIs”) that we view as critical to positioning our business for the future. AIP performance measures are categorized as Fixed or Floating and are measured at the Company level.

The Fixed measure categories of EBITDA and Health and Safety remain constant from year to year. The Floating or variable measures change periodically based on the more immediate business challenges we expect for a particular year. The measures applicable for our FY2022 program are described below.

Fixed Measures – measured at the Company level

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

Floating Measures –

•
Pulp Productivity. Increasing our productivity levels is an indicator of the efficiency with which we deploy our assets. This item measures productivity at our pulp and paper mills relative to the prior year’s performance.

Company incentive plan structure. The measures and weightings for the Company AIPs are indicated below.

•
Company performance measures. Company performance measures stayed consistent with prior years with two fixed measures, EBITDA, weighted at 70% and Health & Safety Lost Time Frequency Rate (“LTFR”), weighted at 10%. The floating measure continued to focus on Pulp Productivity, weighted at 20%.

Performance goals and results achieved. The following charts present each KPI, its weighting, the performance goals established at the beginning of 2022, results achieved for each measure, and the related payout earned as a percent of the target award. The Board of Directors, in exercising its judgment regarding the appropriate level of threshold, target and maximum goals for the 2022 performance measures, considered a number of factors that included the following (without any specific weighting):

• Historical results for the performance measure;

• Internally forecasted results for the performance measure as determined through our annual budgeting process; and

• Expected degree of difficulty and likelihood of achieving the minimum, target and maximum goals.

AIP goals are reviewed on an annual basis. Financial metrics, such as EBITDA, are established in accordance with our annual budget, based on the business expectations for the coming year.

NEO performance is reviewed while taking into account Mr. Williams’ assessment for each of his direct reports. Each NEOs performance is considered against key strategic initiatives, operational efficiency, and leadership goals established at the beginning of 2022.

2022 Corporate KPIs	Weight (100%)	2022 Domtar Results	Threshold 30%	Target 100%	Maximum 200%	Payout as % of Target
Company EBITDA	70.0%	$810.0M	$595.0M	$700.0M	$805.0M	140.00%
Health and Safety
Company LTFR	10.0%	0.45	0.30	0.26	0.23	0.00%
Slush Pulp Productivity
Paper Mills	10.0%	4,605	4,638	4,781	4,829	0.00%
Pulp Mills	10.0%	4,186	4,409	4,545	4,590	0.00%
2022 Percentage of Target Award Payable è						140.00%

Long-Term Non-Equity Incentives

Due to the acquisition of the Corporation by Paper Excellence, the Corporation no longer grants long-term equity awards. Instead, we are granting long-term incentive awards to align with maximizing long term cash generation, long term stability and deliver new growth opportunities, while operating the company in a sustainable and responsible manner.

Starting in 2022, the purpose of the Long-Term Incentive Plan is to promote the interests of the Corporation and its Subsidiaries by:

•
Attracting and retaining executive personnel and other key employees for future services;
•
Motivating executive personnel and other key employees by means of performance-related incentives designed to achieve long-range performance goals; and
•
Enabling such individuals to participate in the long-term growth and financial success of the Company.

Award Mix. Domtar’s LTIP for senior executives for 2022 continued to use a portfolio approach, as shown below.

Restricted Units: 50%

Restricted Units, or RUs, provide a retention incentive and help retain our key contributors through our sometimes volatile business cycles. RU awards vest on the third anniversary of the grant and are settled in cash.

 Performance Units: 50%

Performance Units, or PUs, link a significant portion of executive pay to long-term company performance over a three-year period. Awards earned vary above or below target based on annual performance results achieved relative to pre-established goals. Awards earned are settled in cash.

Approximately 160 of our managers participated in our equity compensation program in 2022. The grants awarded to our managers were generally comprised of RUs and PUs weighted 50% and 50%, respectively.

Overall Target Awards. Target long-term values for 2022 awards of PUs and RUs to our NEOs are shown in the following chart.

Name		Target Award as a % of Base Salary
	Position	2021	2022	% Change
John D. Williams[1]	President and CEO	N/A	N/A	N/A
Daniel Buron	CFO	165%	165%	0%
Steve Henry	COO	N/D2	85%	N/D
James (Bill) Edwards	SVP, Pulp and Paper Operations	50%	85%	70%
Robert Melton	SVP, Commercial Pulp and Paper	50%	85%	70%

1 In 2021,Mr. Williams received his 2021 LTIP grant at a 325% target and a second LTI Bonus with a maximum value of $3,175,000, consisting of serviced-based

($1,500,000) and performance-based ($1,675,000) per his second Amended and Restated Employment Agreement. He does not have an LTIP target % or grant for

2022 and 2023 per the terms of his Agreement.

2 Mr. Henry was not a Named Executive Officer in 2021.

Additional information regarding the terms of our PU and RU awards is provided in the narrative accompanying the Grants of Plan-Based Awards Table.

Performance Measure Determinations. Performance measures for the Year 1 2022 PUs included Adjusted Cash Flow from Operating Activities and Production of Prime Containerboard. The two metrics were weighted at 70% and 30%, respectively.

At the beginning of the three-year cycle, goals for Year 1 of the three-year measurement period were set. The following years performance goals will be set in the first quarter of each respective year. Each measurement period is weighted equally at 33.33%.

PU Performance Periods. No PU awards could be earned when performance is below what is deemed to be performance threshold. Awards earned could range from 50% to 200% of target based on performance levels achieved. PUs earned for the performance periods vest in full at the end of the entire three-year period.

The following tables show the Adjusted Cash Flow from Operating Activities and Production of Prime Containerboard goals, and the results for the first performance period, or Year 1, of the 2022 PU awards. Due to the acquisition by Paper Excellence as of November 30, 2021, all previous outstanding equity awards were settled and paid on December 13, 2021, according to the terms of the Long-Term Incentive Plan.

2022 PU Performance Measures

2022 LTIP Grant – Year 1	Weight	2022 Domtar Results	Threshold	Target	Maximum	Payout as % of Target
	-100%		50%	100%	200%
Adjusted Cash Flow from Operating activities	70%	$571M	$339M	$399M	$459M	140.00%
Kingsport Production of Prime Containerboard (Tons)	30%	0	1,000	5,000	10,000	0.00%
2022 Percentage of Target Award Payable è	140.00%

This results in a banked percentage of 46.67% (140% x 33.33%) of the overall 2022 LTIP PU Awards. Year 1 results is one-third of the measurement period or 33.33%.

Linear interpolation applied to determine awards earned for results between performance levels of Threshold and Target, and between Target and Maximum.

Employee Benefits and Perquisites

As part of a competitive total compensation program, we also offer our executives the ability to participate in customary employee benefit programs as outlined in the table below.

Types of benefits	Underlying rationale for offering these benefits	Description of benefits provided
Retirement Benefits	Attract and retain the highest caliber executive talent by: • ensuring our overall compensation is competitive, and • providing our executives with a baseline level of financial security.

 Tax-qualified plans:

•
Defined contribution option under the Domtar Pension Plan for Non-Negotiated Employees (Canadian tax-qualified pension plan that covers all Canadian salaried Domtar employees)

                    – Mr. Buron participates in this plan.

•
Domtar U.S. Salaried 401(k) plan (tax-qualified defined contribution plan available to all U.S. Pulp and Paper salaried employees of Domtar)

                    – Messrs. Williams, Henry, Edwards and

                          Melton participate in this plan.

•
Domtar U.S. Salaried Pension plan (tax-qualified defined benefit cash balance plan that covers all U.S. Domtar employees hired on or before December 31, 2007)

                   – Messrs. Edwards and Melton participate

                         in this plan.

Supplemental Executive Retirement Plans (“SERPs”) for U.S. and Canadian Executives:

•
Supplemental retirement benefits are provided to certain officers and key employees, under three supplemental retirement plans (DC SERP and DB SERP).
•
The SERP plans were designed to provide a competitive cost-effective retirement benefit over an executive’s career, and to provide consistency in employer-paid retirement plans for executives in Canada and the U.S. (to the degree possible, given differences in tax rules).
•
Mr. Buron is also eligible to receive benefits under the legacy Supplementary Pension Plan for Designated Managers of Domtar Inc. (“DM SERP”) with respect to his service prior to becoming a member of the Management Committee of Domtar Inc. in 2004. This plan was amended in 2013 to better align benefits with market practice. These amendments, as well as benefits under SERP plans and other arrangements, are more fully described in the narrative accompanying the Pension Benefits Table that appears later in this proxy statement.

Health and Welfare Benefits	• Offer a competitive package • Provide benefits that will enable our executives to more fully focus on the demands of running our business.	• Medical & dental benefits • Life, accidental death and dismemberment coverage • Long-term disability insurance coverage

Types of benefits	Underlying rationale for offering these benefits	Description of benefits provided
Provisions applicable to our NEOs vary based on whether they are based in the U.S. or in Canada.
Executive Perquisites	• Provide flexibility to our executives • Increase travel efficiencies (for the CEO), which in turn ensures more productive use of his time and a greater focus on Domtar-related activities.

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

Timing of Long-Term Incentive Grants

The Corporation’s practice is to make all annual long-term award grants (other than new hire grants) once per year.

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

Board of Directors Report

We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management as required by Item 402(b) of Regulation S-K. We approve of the inclusion of the Compensation Discussion and Analysis in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

Report submitted as of March 3, 2023 by:

THE BOARD OF DIRECTORS OF DOMTAR CORPORATION:

Patrick Loulou

Tom Shih

Hardi Wardhana

EXECUTIVE COMPENSATION

Summary Compensation Table and Narrative Disclosure

The table and footnotes below describe the total compensation paid or awarded to or earned by the Corporation’s Named Executive Officers (“NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compen- sation(4)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(5)	All Other Compen- sation(6)	Total
		($)	($)	($)	($)	($)	($)	($)
John D. Williams President and Chief Executive Officer	2022	1,213,800	1,756,667	N/A	2,813,204	–	593,295	6,376,966
	2021	1,213,800	1,756,667	4,136,690	4,018,377	–	406,575	11,532,109
	2020	1,213,800	–	4,154,011	893,272	–	459,104	6,720,187
Daniel Buron Executive Vice President and Chief Financial Officer	2022	681,520	2,841,872	N/A	1,673,813	–	201,562	5,398,767
	2021	661,670	–	1,144,853	982,086	–	133,928	2,922,537
	2020	661,670	–	1,149,642	370,409	681,328	121,831	2,984,880
Steve Henry Executive Vice President and COO	2022	384,135	250,000	N/A	585,596	N/A	112,942	1,332,673
James (Bill) Edwards Senior Vice President, Pulp and Paper Operations	2022	449,038	225,000	N/A	690,000	–	106,443	1,470,481
	2021	387,668	520,000	209,722	433,602	6,819	60,545	1,618,356
Robert Melton Senior Vice President, Commercial Pulp and Paper	2022	409,135	205,000	N/A	628,667	–	85,764	1,328,566
	2021	362,398	474,500	191,377	395,662	–	61,149	1,485,086

(1) Mr. Henry includes salary amounts from his respective role prior to his promotion to COO on November 28, 2022.

(2) This column reflects the 2022 payout of Mr. Williams Change in Control bonus; for Mr. Buron, a fixed term employment payment per his contract with Paper Excellence ($2,501,112)

and retention bonus ($340,760); and retention bonuses for Messrs. Henry, Edwards and Melton.

(3) This column is no longer relevant since Domtar is a Private company and no longer has common stock associated with it. The following amounts were reported in the

Corporation’s Option Exercises and Stock Vested Table for the prior year and settled in cash on December 13, 2021: Mr. Williams, $25,920,222 in stock awards,

$652,062 for options exercised and $5,123,721 for DSUs; Mr. Buron, $5,723,321 in stock awards and $561,984 for options exercised; Mr. Henry was not reported in prior disclosures; Mr. Edwards, $754,600 in stock awards; and Mr. Melton, $735,958 in stock awards.

(4) This column represents:

a)
The actual cash bonuses earned under Domtar’s Annual Incentive Plan based on the 2022 performance level achieved, which will be paid in March 2023. The amount to be paid to Messrs. Williams, Buron, Henry, Edwards and Melton is $1,988,204, $849,174, $351,846, $409,500 and $373,100, respectively. See “Performance-Based Annual Bonuses” in the CD&A for a discussion of the target performance levels.
b)
Per Mr. Williams employment agreement with Paper Excellence, his long-term incentive bonus has a maximum value of $3,175,000, consisting of serviced-based and performance-based non-equity components. This Long-Term Incentive Bonus is in lieu of any other payment or benefit under any current or future long-term incentive plan of the Company and paid upon the terms of the agreement. For 2021, the value of the service-based portion included is $1,500,000 and the banked value of the performance-based portion is $150,000 (as well as his 2021 Annual Incentive Plan based on the 2021 performance level achieved in the amount of $2,368,377). For 2022, the banked value of the performance-based portion included is $825,000.
c)
The actual cash value of the Restricted Units (“RUs”) awarded in 2022 and the value of the Performance Units (“Pus”) awarded in 2022 achieved in Year 1 of the 3- Year performance measurement period that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2025. For RUs, the amount to be paid to Messrs. Buron, Henry, Edwards and Melton is $562,254, $159,375, $191,250 and $174,250, respectively. For PUs, the 2022 Year 1 banked amount of 46.67% to be paid to Messrs. Buron, Henry, Edwards and Melton is $262,385, $74,375, $89,250 and $81,317, respectively. See “Long-Term Non-Equity Incentives” in the CD&A for a discussion of the 2022 PU Performance Measures and target achieved.

(5) This column represents the actuarial increase in the applicable year in the pension value of the defined benefit retirement plans in which each NEO participates. Domtar does not pay above market rates or preferential rates under its nonqualified deferred compensation plans. The actuarial present value of Mr. Williams’ accumulated benefits under the defined benefit retirement plans decreased in 2020 by $29,153. The actuarial present value of Messrs. Williams, Buron and Melton’s accumulated benefits under the defined benefit retirement plans decreased in 2021 by $1,264,047, $223,047 and $5,056., respectively. The actuarial present value of Messrs. Williams, Buron, Edwards and Melton decreased in 2022 by

$578,866, $986,120, $121,072 and $152,171, respectively. As a result, consistent with SEC rules, a zero is reflected in this column for 2020, 2021 and 2022. Mr. Henry does not participate in a defined benefit retirement plan. As a result, N/A is reflected for him.

(6) Amounts shown in the “All Other Compensation” column include the following (for 2022 only):

Name	Corporation Contributions to Defined Contribution Plans(a)	Corporation Paid Medical Exams	Personal Use of Corporate Transportation(b)	Corporation Paid Insurance Premiums(c)	Financial Counseling	Professional Dues	Club Memberships(d)	Total
	($)	($)	($)	($)	($)	($)	($)	($)
John D. Williams	411,950	528	107,158	58,734	3,000	-	11,925	593,295
Daniel Buron	181,322	1,183	1,064	11,402	3,500	3,091	-	201,562
Steve Henry	80,986	3,500	-	28,274	182	-	-	112,942
James (Bill) Edwards	69,414	3,500	-	30,029	3,500	-	-	106,443
Robert Melton	61,849	3,500	-	19,390	1,025	-	-	85,764

For purposes of this table, amounts paid in Canadian dollars were converted to U.S. dollars at the average prevailing spot exchange rate during 2022 (0.7682).

(a) Company contributions were made to the Domtar U.S. Salaried 401(k) plan for Messrs. Williams ($35,075), Henry ($33,550), Edwards ($16,775) and Melton ($16,775), to the

Domtar Pension Plan for Non-Negotiated Employees for Mr. Buron ($11,823), and to the DC SERP for Designated Executives of Domtar for Messrs. Williams ($376,875), Buron

($169,499), Henry ($47,436), Edwards ($52,639) and Melton ($45,074).

(b) Pursuant to his employment agreement, as amended, Mr. Williams is entitled to 36 hours per year of personal use of corporate aircraft. The amount for Mr. Williams includes personal use of corporate aircraft ($83,403) and automobile ($23,755). Corporate aircraft charges are based on the incremental cost to Domtar. For Mr. Buron, the amount represents the cost of company-paid parking.

(c) Represents the cost of company-paid health, welfare, disability, life, and accidental death and dismemberment insurance for the NEOs.

(d) This represents the amount paid for club membership dues pursuant to Mr. Williams’ employment agreement.

Grants of Plan-Based Awards Table

During 2022, the NEOs received the following types of plan-based awards:

Annual Incentive Plan – Domtar’s AIP is an incentive plan based on achieving pre-established annual targets. For 2022, the award under the AIP was payable in cash.

For each plan year, a specified percentage of each bonus award is based upon the performance objectives for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework to a NEO for any plan year is $5 million. The Board of Directors may, in its sole discretion, reduce or eliminate the amount otherwise payable to a participant under the AIP. There is no payment under the plan for performance that does not meet the threshold level. The actual amount paid under the AIP for 2022 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Plan – The following non-equity awards were granted to current NEOs in 2022 as units under the Long-Term Incentive Plan:

RUs – RUs or serviced-based awards were granted on January 1, 2022 under our Long-Term Incentive Plan to the NEOs.

PUs – PUs or performance-based awards were granted on January 1, 2022 under our Long-Term Incentive Plan to the NEOs.

Name	Grant Type		Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(3)			Estimated Future Payouts Under Equity Incentive Plan Awards(4)			All Other Stock Awards: Number of Shares of Stock or Units(5)	Grant Date Fair Value of Stock and Option Awards(6)
		# of Units Awarded(2)		Threshold	Target	Max	Threshold	Target	Max
				$	$	$	#	#	#		$
John D. Williams(1)	AIP	-	-	426,044	1,420,146	2,840,292	-	-	-	-	-
	RUs	-	-	-	-	-	-	-	-	-	-
	PUs	-	-	-	-	-	-	-	-	-	-
Daniel Buron	AIP	-	-	181,966	606,553	1,213,106	-	-	-	-	-
	RUs	562,254	1/1/22	-	562,254	-	-	-	-	-	-
	PUs	562,254	1/1/22	281,127	562,254	1,124,508	-	-	-	-	-
Steve Henry	AIP	-	-	75,396	251,318	502,637	-	-	-	-	-
	RUs	159,375	1/1/22	-	159,375	-	-	-	-	-	-
	PUs	159,375	1/1/22	79,688	159,375	318,750	-	-	-	-	-
James (Bill) Edwards	AIP	-	-	87,750	292,500	585,000	-	-	-	-	-
	RUs	191,250	1/1/22	-	191,250	-	-	-	-	-	-
	PUs	191,250	1/1/22	95,625	191,250	382,500	-	-	-	-	-
Rob Melton	AIP	-	-	79,950	266,500	533,000	-	-	-	-	-
	RUs	174,250	1/1/22	-	174,250	-	-	-	-	-	-
	PUs	174,250	1/1/22	87,125	174,250	348,500	-	-	-	-	-

(1)
Per Mr. Williams employment agreement with Paper Excellence, there were no 2022 LTIP granted.
(2)
This column is newly added for 2022 to quantify the units awarded under the non-equity long-term incentive plan (LTIP). The value of each unit equals $1.
(3)
These columns consist of awards under the AIP and LTIP for 2022:
a.
For the AIP and PUs, the “Threshold” column represents the minimum amount payable when threshold performance is met. The “Target” column represents the amount payable if the specified performance targets are reached. The “Maximum” column represents the maximum payment possible under the plan.
b.
RUs are service-based and do not have specified performance targets associated with them.
c.
Estimated payouts for Mr. Henry reflect a blended value based on his two roles: Prorated former salary at a 65% target through November 27, 2022 and new salary as of November 28, 2022 at a 65% target for the remainder of the year.

(4) These columns are no longer relevant since Domtar is a Private company and no longer has common stock associated with it.

(5) This column is no longer relevant since Domtar is a Private company and no longer has common stock associated with it.

(6) This column is no longer relevant since Domtar is a Private company and no longer has common stock associated with it.

Outstanding Equity Awards at Fiscal Year-End Table

Due to the acquisition by Paper Excellence as of November 30, 2021, all outstanding equity awards were settled and paid in cash on December 13, 2021.

Option Exercises and Stock Vested Table

Due to the acquisition by Paper Excellence as of November 30, 2021 and the payout of all outstanding equity awards and options at that time, there will no longer be any options or stock awarded due to the Corporations private company status.

Pension Benefits

The following table and narrative provide information on the defined benefit retirement plans in which the NEOs participate. The table illustrates the actuarial present value as of December 31, 2022 of benefits accumulated by the NEOs under Domtar’s defined benefit pension plans and arrangements using the methodology required by the SEC pursuant to the U.S. Accounting Standards at the earliest unreduced retirement age under the plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits(1) ($)	Payments During Last Fiscal Year ($)
John D. Williams(3)	DB SERP for Management Committee Members of Domtar	15.00(2)	282,219	–
Daniel Buron(3)	Supplementary Pension Plan for Designated Managers of Domtar Inc.	3.92	822,979	–
	DB SERP for Management Committee Members of Domtar	18.67(4)	1,978,458	–
Steve Henry(5), (6)	Domtar US Salaried Pension Plan	N/A	N/A	N/A
James (Bill) Edwards(5)	Domtar US Salaried Pension Plan	27.24	382,545	–
Robert Melton(5)	Domtar US Salaried Pension Plan	31.71	327,588	–

(1) The Present Value of Accumulated Benefits has been calculated on the following basis:

(a) Best average earnings and credited service as of December 31, 2022.

(b) Retirement is assumed to occur at age 62 (age 60 for Mr. Buron) or actual age if above, the earliest age that qualifies for an unreduced pension under the DB SERP.

(c) Assumptions used correspond to those used for the purposes of determining the accrued benefit obligations of the defined benefit plans as of December 31, 2022 for the financial statements of the Corporation (namely, a discount rate of 5.26% for Canadian executives, 5.15% for U.S. executives and 5.23% specifically for the Domtar US

Salaried Pension Plan, except that no mortality or termination of employment assumption before retirement was used.

(2) Mr. Williams has an agreement whereby two additional months per year of credited service are recognized in the DB SERP (up to a maximum of 12 months). As of December 31,

2022, Mr. Williams has received 12 months of additional service. This was implemented to compensate Mr. Williams for pension arrangements Mr. Williams had with his previous employer.

(3) For purposes of this table, converted to U.S. dollars at the average prevailing spot exchange rate during 2022 (0.7682).

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

(5) Effective December 9, 2020, the DB SERP is closed to new membership.

(6) Mr. Henry does not participate in a defined benefit retirement plan. As a result, N/A is reflected for him.

DB SERP for Management Committee Members of Domtar (“DB SERP”). The CEO and CFO participate in the DB SERP, a defined benefit plan. The annual pension payable is equal to 2% of the best average earnings during any consecutive 60 months in the last 120 months for each year of credited service as a member of the Management Committee, less an offset based on entitlements from other pension plans of the Corporation (generally based on the assumption that maximum contributions have been made to tax-qualified plans in which the executive is eligible to participate). Earnings include base salary and annual cash bonuses (up to the lesser of 50% of previous year’s salary or 100% of target bonus). Effective December 9, 2020, the DB SERP is closed to new membership; however, NEOs participating in the DB SERP on or prior to that date will continue to accumulate benefits in accordance with its provisions.

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

Nonqualified Deferred Compensation

The following table and narrative provide information on the nonqualified deferred compensation plans in which our NEOs participate. The table shows the 2022 account activity for each NEO and includes each executive’s contributions, company contributions, earnings, distributions and the aggregate balance of his total deferral account as of December 31, 2022. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Corporation and predecessor companies over the career of each executive.

Name	Plan Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(3)
		($)	($)	($)	($)	($)
John D. Williams	DC SERP	–	$376,875	($808,720)	–	$5,370,244
Daniel Buron(2)	DC SERP	–	$169,499	($248,467)	–	$2,403,719
Steve Henry	DC SERP	–	$47,436	($36,492)	–	$226,812
James (Bill) Edwards	DC SERP	–	$52,639	($39,821)	–	$223,089
Robert Melton	DC SERP	–	$45,074	($29,557)	–	$190,893

(1) The amounts with respect to the DC SERP are included in the “All Other Compensation” column of the “Summary Compensation Table”.

(2) DC SERP amounts are converted in U.S. dollars at the average prevailing spot exchange rate during 2022 (0.7682).

(3) The following amounts were reported in the Corporation’s Summary Compensation Table for the prior years:

- Mr. Williams, $208,963 of the amounts with respect to the DC SERP

- Mr. Buron, $102,254 of the amounts with respect to the DC SERP

- Mr. Henry was not reported in prior disclosures

- Mr. Edwards, $12,382 of the amounts with respect to the DC SERP

- Mr. Melton, $12,596 of the amounts with respect to the DC SERP

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

Other NEOs. Under our Severance Program applicable to members of its Management Committee, our NEOs would be entitled to up to 24 months’ salary payable in a lump sum upon a termination of employment by the Corporation for reasons other than cause, with benefit levels that vary based on service. Severance is equal to one year’s base salary regardless of service as a member of the Management Committee, with three additional months’ salary paid for each full year of service on the Management Committee, up to a maximum of 24 months base salary. Messrs. Henry, Edwards and Melton would be entitled to 15 months’ salary. The executives would also be entitled to continued health benefits for the severance period, except if the executive’s benefits are subject to taxation in the United States, in which case the health insurance policies maintained by the Corporation will remain in effect until the earlier to occur of the last day of the severance period and the 18-month anniversary of the date the executive’s separation from service. The executives will also be entitled to outplacement services.

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

The supplemental pension benefits under the DB SERP for Management Committee Members of Domtar for Messrs. Williams and Buron and under the DC SERP for Designated Executives of Domtar for Messrs. Williams, Buron, Henry, Edwards and Melton, are fully vested. They will receive benefits under these plans in the event of their death or if their employment were terminated involuntarily. However, before such date, all benefits in the event of death under these plans were considered vested.

Change in Control Protections. The Corporation does not have change in control agreements with its employees (although as described above, enhanced benefits may be available under our severance plan). Under the Long-Term Incentive Plan, upon a change in control, unless otherwise determined by the Board or as otherwise provided in an Award Agreement, all outstanding Awards shall be considered vested.

All outstanding Service Awards held by a Participant shall become vested and the Restricted Period on all such outstanding Service Awards shall lapse and for each outstanding Performance Award held by a Participant shall be deemed to be earned and become vested based on the plan terms regarding performance cycles completed, in progress or not yet commenced. All other Performance Awards that do not vest in accordance with the performance rules shall lapse and be forfeited and canceled upon consummation of the Change in Control without any payment therefor.

If there is a change in control and a participant’s employment is terminated for business reasons within 3 months prior to the occurrence of a Change in Control shall be considered an active employee and continuing in the Company’s employment until the occurrence of such Change in Control, and to have been terminated immediately thereafter. Any amounts payable in respect of vested Awards shall be settled in cash.

Under our annual incentive plan, bonuses payable for the year in which the change in control occurs will not be less than the bonus amounts accrued on the books and records of the Corporation as of the date of the change in control.

The following table presents potential payments to each NEO as if the officer’s employment had been terminated and/or if a change in control had occurred as of December 31, 2022, the last business day of 2022. As all outstanding equity has been settled prior to the end of fiscal year 2021, there is no equity that would be paid out under these scenarios. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment or change in control and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our salaried employees generally.

Name	Severance Pay	Non-Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(1)	Total

	($)	($)(7)	($)	($)	($)	($)
John D. Williams(5)
Death	4,088,204	–	5,652,629 (2)	2,757,000(4)	–	12,497,833
Disability	4,088,204	–	5,652,629 (2)	483,3813)	–	10,224,214
Involuntary Termination without Cause	4,088,204	–	5,652,629 (2)	–	30,806	9,771,639
Voluntary Termination for Good Reason	4,088,204	–	5,652,629 (2)	–	30,806	9,771,639
Voluntary Termination without Good Reason or Termination for Cause	2,963,204	–	5,652,629 (2)	–	–	8,615,833
Change-In-Control	–	–	–	–	–	–
Daniel Buron(6)
Death	879,049	749,501	5,232,112 (2)	444,457(2)(4)	–	7,305,119
Disability	879,049	774,465	–	395,726(2)(3)	–	2,049,240
Retirement	879,049	399,458	5,232,112 (2)	–	–	6,510,619
Involuntary Termination without Cause	1,189,934	1,199,468	5,232,112 (2)	–	11,252(2)	7,632,766
Voluntary Termination for Good Reason	879,049	399,458	5,232,112 (2)	–	–	6,510,619
Voluntary Termination without Good Reason or Termination for Cause	849,174	399,458	5,232,112 (2)	–	–	6,480,744
Change-In-Control	–	–	–	–	–	–
Steve Henry
Death	–	212,452	226,812	1,550,000(4)	–	1,989,264
Disability	–	219,528	226,812	–	–	446,340
Retirement	–	–	–	–	–	–
Involuntary Termination	1,080,000	–	226,812	–	29,800	1,336,612
Change-In-Control	–	–	–	–	–	–
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	1,650,000	339,997	226,812	–	29,800	2,246,609
James (Bill) Edwards
Death	–	254,942	223,089	950,000(4)	–	1,428,031
Disability	–	263,433	223,089	–	–	486,522
Retirement	–	135,875	223,089	–	–	358,964
Involuntary Termination	972,000	–	223,089	–	29,800	1,224,889
Change-In-Control	–	–	–	–	–	–
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,485,000	407,997	223,089	–	29,800	2,145,886
Robert Melton
Death	–	232,280	190,893	1,300,000(4)	–	1,723,173
Disability	–	240,017	190,893	–	–	430,910
Retirement	–	–	-	–	–	–
Involuntary Termination	885,600	–	190,893	–	17,484	1,093,977
Change-In-Control	–	–	–	–	–	–
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,353,000	371,731	190,893	–	17,484	1,933,108
(1) Amount shown under “Continued Perquisites and Benefits” represents the cost of company-paid medical and dental for all NEOs, and also includes life and accidental death and dismemberment for Mr. Buron.

(2) For the purposes of this table, converted to U.S. dollars at spot exchange rate of December 31, 2022 (0.7383).

(3) Represents the estimated present value of the disability benefit that is in excess of what is currently offered to salaried employees. These benefits are uninsured.

(4) Represents the death benefit, which is fully insured.

(5) As described in the “Employment Agreements and Other Post-Termination Protections” and the “Employment Agreements and Potential Payments upon Termination or a Change in

Control“ section the stated two conditions are not reflected in the above table: Mr. Williams is due any owed payments of his Change in Control bonus as it is considered fully vested with future payments, regardless of termination reason and is also eligible to receive up to $175,000 based on achievement of the Successor KPIs in future years. His accelerated vesting of service and performance-based LTI is included in the ‘Severance Pay’ calculation per the terms of his second amended and restated employment agreement.

(6) As described in the “Employment Agreements and Other Post-Termination Protections“ section, Mr. Buron is due any owed payments from his employment release agreement and is not reflected in the table above.

(7) Amount included for the PU grant has been calculated at “Target” for Death benefits and, for all other instances, based on achievement of the performance goals through 2022 for the

2022 metrics, and at “Target” for awards with performance periods that commence after 2022. Mr. Williams did not receive a 2022 LTIP grant per his second amended and restated

employment agreement.

DISCLOSURE OF THE CEO PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Regulation S-K (the “Regulation”), we are providing the following information about the relationship between the annual total compensation of our Chief Executive Officer and that of our median employee:

To determine its median employee for purposes of the CEO pay ratio, Domtar analyzed its employee population (excluding the CEO) of approximately 6,350 full-, part-time and temporary employees across the U.S. and Canada as of December 1, 2022. The median employee was identified using base compensation, which we determined reasonably reflects the annual compensation and is consistently applied to all our employees. The calculation of total compensation of the CEO and the median employee was determined in the same manner as the “Total Compensation” shown for our CEO in the “Summary Compensation Table”.

In 2022, Domtar CEO’s total compensation was $6,376,966 and the total compensation of Domtar’s median employee was $102,137. The resulting ratio of total compensation of the CEO to our median employee is 62:1. This ratio is a reasonable estimate calculated in a manner consistent with the Regulation.

The applicable rules provide issuers with a great degree of flexibility in determining the methodology and related assumptions in identifying their median employee and calculating the ratio. As a result, the pay ratio we have disclosed in this statement may not be comparable to pay ratios disclosed by other companies.

Director Compensation

Members of our Board of Directors do not receive compensation for their service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2023, there were 100 shares of common stock of the Company issued and outstanding. All of our issued and outstanding common stock is owned by Pearl Excellence Holdco L.P., the general partner of which is Karta Halten General Partner B.V.,which is indirectly 100% owned by Mr. Jackson Wijaya. Directors and Executive Officers do not own shares of the Company or any of its parent or subsidiaries.

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

Director Independence

Domtar Corporation is a privately-held corporation, held by Paper Excellence. Messrs. Loulou, Shih and Wardhana are not independent because of their affiliations with Paper Excellence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s fees for services performed by its independent auditor, PricewaterhouseCoopers LLP, (“PwC”) during fiscal years 2022 and 2021 were:

	2022	2021
Audit fees(1)	$ 2,079,826	$ 2,728,863
Audit- related fees	$ 240,623	$ 205,000
Tax fees(2)	$ 77,900	$ 341,526
All other fees(3)	$ 7,026	$ 7,284
Total	$ 2,405,375	$ 3,282,673

(1) Audit fees were primarily for services rendered in connection with the audit of the financial statements included in the Annual Report of the Corporation on Form 10-K, and reviews of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q. 2021 audit fees also include fees for professional services rendered for the audit of the effectiveness of internal control over financial reporting. This caption also includes audit fees for separate audit opinions for stand-alone audits of 100% owned subsidiaries of the Corporation.

(2) Tax fees related to tax compliance, tax planning and tax advice.

(3) The 2021 and 2022 fees included amounts for license fees for an accounting and reporting research tool.

The Company has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Board annually pre-approve specifically described audit and audit-related services. For the annual pre-approval, the Board approves categories of audit services and audit-related services, and related fee budgets. For all pre-approvals, the Board considers whether such services impair the independence of the Corporation’s independent registered public accounting firm. All audit and non-audit fees were approved pursuant to the policy in 2021 and 2022.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Amendment No. 2 to the Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	10-Q	2.1	08/05/2021

2.2	Agreement of Plan of Merger among Domtar Corporation, Karta Halten B.V., and Pearl Merger Sub Inc. and Paper Excellence B.V. and Hervey Investments B.V. dated as of May 10, 2021	8-K	2.1	05/12/2021

2.3	Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	8-K	2.1	01/08/2021

2.4	Agreement and Plan of Merger, dated as of July 5, 2022, by and among Resolute Forest Products Inc., Domtar Corporation, Terra Acquisition Sub Inc., Karta Halten B.V. and Paper Excellence B.V.	8-K	2.1	11/07/2022

2.5	Asset Purchase Agreement, dated as of February 26, 2023, by and among First Quality Enterprise, Inc., Domtar Corporation, Domtar Inc., and Domtar Paper Company, LLC.	8-K	2.1	28/02/2023

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2021

3.2	Amended and Restated By-Laws	8-K	3.2	11/30/2021

4.1	ABL Revolving Credit Agreement, dated as of November 30, 2021, by and among Pearl Merger Sub Inc., Domtar Inc., Pearl Excellence Holdco L.P., and Barclays Bank PLC, as Administrative Agent and Collateral Agent, and Barclay Bank PLC, Bank of Montreal and Credit Suisse Loan Funding LLC, as the Lenders party thereto	10-K	4.1	03/10/2022

4.2	First Lien Credit Agreement, dated as of November 30, 2021, by and among Pearl Merger Sub Inc., Pearl Excellence Holdco L.P. and Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Bank PLC, BMO Capital Markets Corp. and Credit Suisse Loan Funding LLC as Lender party thereto	10-K	4.2	03/10/2022

4.3	Indenture, dated as of October 18, 2021, among Pearl Merger Sub Inc. (to be merged with and into Domtar Corporation), the guarantors party thereto, and the Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.3	03/10/2022

4.4	Supplemental Indenture, dated as of November 30, 2021, among Domtar Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.4	03/10/2022

4.5	Second Supplemental Indenture, dated as of December 30, 2021, among Domtar Corporation and Domtar Delaware Holdings Inc., The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.5	03/10/2022

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.6	Supplemental Indenture, dated December 30, 2021, among Domtar Delaware Holdings Inc., Domtar Corporation, The Bank of New York Mellon, as successor to The Bank of New York, as trustee, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	10-K	4.6	03/10/2022

4.7	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

4.9	Amendment No. 1 to ABL Credit Agreement, dated as of March 1, 2023, by and among Domtar Corporation, as borrower, Domtar Inc., as co-borrower, Pearl Excellence Holdco L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	10.2	03/01/2023

4.10	Term Loan Credit Agreement, dated as of March 1, 2023, by and among Domtar Paper Company, LLC and Domtar A.W. LLC, as borrowers, Domtar Corporation, Pearl Excellence Holdco L.P., the lenders party thereto and CoBank ACB, as administrative agent and collateral agent	8-K	10.3	03/01/2023

10.1*	Amended and Restated Severance Program for Management Committee Members	10-K	10.6	03/01/2021

10.2*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.7	03/01/2021

10.3*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.8	02/25/2020

10.4*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.5*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.6*	Amended and Restated Employment Agreement of Mr. John D. Williams	10-K	10.6	03/10/2022

10.7*	Amended and Restated Employment Agreement of Mr. Daniel Buron	10-K	10.7	03/10/2022

10.8*	Separation Agreement of employment with Domtar of Mr. Michael D. Garcia	10-K	10.16	03/01/2021

10.9*	Domtar Corporation Annual Incentive Plan for Management Committee Members	8-K	10.1	09/30/2022

10.10*	Domtar Corporation Long-Term Incentive Plan	8-K	10.2	09/30/2022

21	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the periods ended:

	Successor		Predecessor
	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,	Year ended December 31,
	2022	2021	2021	2020
	$	$	$	$

Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
Balance at beginning of period	4	4	6	4
Charged to income	—	—	(2)	4
Deductions from reserve	—	—	—	(2)
Balance at end of period	4	4	4	6
Valuation Allowance on Deferred Tax Assets
Balance at beginning of period	58	58	64	17
Charged to income	(1)	—	1	47
Deductions from reserve	1	—	(7)	—
Balance at end of period	58	58	58	64

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on March 3, 2023

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

Signature	Title	Date

/s/ John D. Williams	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2023
John D. Williams

/s/ Daniel Buron	Executive Vice President and Chief Financial	March 3, 2023
Daniel Buron	Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/Patrick Loulou	Director	March 3, 2023
Patrick Loulou

/s/ Tom Shih	Director	March 3, 2023
Tom Shih

/s/ Hardi Wardhana	Director	March 3, 2023
Hardi Wardhana