Form 10-Q
period 2023-03-31
Domtar CORP
filed 2023-05-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2023

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2023	2022
	(Unaudited)
	$	$
Sales	1,363	1,010
Operating expenses
Cost of sales, excluding depreciation and amortization	1,065	832
Depreciation and amortization	57	66
Selling, general and administrative	78	69
Asset conversion costs (NOTE 10)	30	13
Transaction costs (NOTE 3)	56	3
Other operating (income) loss, net	(2)	2
	1,284	985
Operating income from continuing operations	79	25
Interest expense, net	45	21
Non-service components of net periodic benefit cost (NOTE 6)	(4)	(9)
Earnings before income taxes	38	13
Income tax expense (NOTE 7)	20	3
Earnings from continuing operations	18	10
Earnings from discontinued operations, net of taxes (NOTE 4)	2	13
Net earnings	20	23
Other comprehensive income (NOTE 12):
Net derivative gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 (2022 – $(5))	(5)	17
Less: Reclassification adjustment for losses (gains) included in net earnings, net of tax of $(3) (2022 – nil)	8	(2)
Foreign currency translation adjustments	—	13
Other comprehensive income	3	28
Comprehensive income	23	51

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2023	2022
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $5 and nil	91	371
Receivables, less allowances of $8 and $4	758	521
Inventories (NOTE 8)	1,265	685
Prepaid expenses	42	24
Income and other taxes receivable	46	45
Other current assets	16	—
Assets held for sale (NOTE 4)	522	—
Total current assets	2,740	1,646
Property, plant and equipment, net	3,500	2,762
Operating lease right-of-use assets	88	42
Intangible assets, net	22	23
Deferred income tax assets	372	—
Other assets (NOTE 9)	541	251
Total assets	7,263	4,724
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	11	17
Trade and other payables	913	617
Income and other taxes payable	18	51
Operating lease liabilities due within one year	23	17
Long-term debt due within one year (NOTE 11)	68	33
Liabilities held for sale (NOTE 4)	62	—
Total current liabilities	1,095	735
Long-term debt (NOTE 11)	2,381	1,503
Operating lease liabilities	69	27
Deferred income taxes and other	400	501
Pension and post-retirement benefit obligations	752	109
Other liabilities and deferred credits	257	63
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,055	1,555
Retained earnings	319	299
Accumulated other comprehensive loss	(65)	(68)
Total shareholders' equity	2,309	1,786
Total liabilities and shareholders' equity	7,263	4,724

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2023
	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2022	1,555	299	(68)	1,786
Net earnings	—	20	—	20
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(5)	(5)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3)	—	—	8	8
Capital contribution	500	—	—	500
Balance at March 31, 2023	2,055	319	(65)	2,309

	For the three months ended
	March 31, 2022
	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2021	1,555	(40)	24	1,539
Net earnings	—	23	—	23
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(5)	—	—	17	17
Less: Reclassification adjustment for gains included in net earnings, net of tax of nil	—	—	(2)	(2)
Foreign currency translation adjustments	—	—	13	13
Balance at March 31, 2022	1,555	(17)	52	1,590

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2023	2022
	(Unaudited)
	$	$
Operating activities
Net earnings	20	23
Adjustments to reconcile net earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	57	66
Deferred income taxes and tax uncertainties (NOTE 7)	10	2
Net gains on disposals of property, plant and equipment	(2)	—
Other	13	(4)
Changes in assets and liabilities, excluding the effect of acquisition of business
Receivables	(1)	(21)
Inventories	(77)	(6)
Prepaid expenses	14	15
Trade and other payables	(201)	(21)
Income and other taxes	(30)	5
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(8)	(7)
Other assets and other liabilities	(1)	(3)
Cash flows (used for) provided from operating activities	(206)	49
Investing activities
Additions to property, plant and equipment	(57)	(83)
Proceeds from disposals of property, plant and equipment	7	14
Acquisition of business, net of cash acquired	(1,098)	—
Other	(3)	—
Cash flows used for investing activities	(1,151)	(69)
Financing activities
Issuance of capital	500	—
Net change in bank indebtedness	(7)	—
Change in revolving credit facility	260	35
Issuance of long-term debt, net of debt issue costs	929	127
Repayments of long-term debt	(598)	(372)
Other	(8)	(2)
Cash flows provided from (used for) financing activities	1,076	(212)
Net decrease in cash and cash equivalents	(281)	(232)
Impact of foreign exchange on cash	1	—
Cash, cash equivalents and restricted cash at beginning of period	371	286
Cash, cash equivalents and restricted cash at end of period	91	54
Supplemental cash flow information
Net cash payments for:
Interest	24	27
Income taxes	48	2

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. (“Resolute”) through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar (the “Acquisition”). See Note 3 “Acquisition of business” for additional information on the Acquisition.

For purposes of the Company’s financial statement presentation, Domtar was determined to be the accounting acquirer in the Acquisition. The Consolidated financial statements for the three months ended March 31, 2023 reflect the results of operations and financial position of Domtar, including the results of operations of Resolute, since the Acquisition date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission. The December 31, 2022 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Results for the first three months of the year may not necessarily be indicative of full-year results.

Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION OF BUSINESS

Acquisition of Resolute Forest Products Inc. by Paper Excellence through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar. Under the Acquisition agreement, Domtar acquired all outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to any refunds on duty deposits made on or prior to June 30, 2022, of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

The acquisition-date fair value of the consideration transferred is approximately $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds estimated to be $118 million.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible and intangible assets, off-market contracts and deferred income tax assets are subject to change. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The final purchase price allocation may be materially different from the preliminary purchase price allocation.

Fair value of net assets acquired at the date of acquisition - Preliminary values
Receivables	$307
Inventories	532
Prepaid expenses	28
Other current assets	13
Property, plant and equipment	913
Operating lease right-of-use assets	47
Deferred income tax assets	484
Other assets	286
Assets held for sale	266
Total assets	2,876

Less: Assumed Liabilities
Trade and other payables	543
Operating lease liabilities (including short-term portion)	49
Long-term debt (including short-term portion)	312
Pension and other post-retirement benefit obligations	643
Other liabilities	72
Liabilities held for sale	41
Total liabilities	1,660

Fair value of net assets acquired at the date of acquisition	1,216

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESS (CONTINUED)

The contingent consideration arrangement requires the Company to pay any refunds related to the countervailing and anti-dumping duty deposits made on or prior to June 30, 2022, of up to $500 million to contingent value right holders. The preliminary fair value of the contingent consideration arrangement at the acquisition date was $118 million. The Company estimated the preliminary fair value of the contingent consideration based on the last price of Resolute's common shares on the New York Stock Exchange on February 28, 2023, which is considered a Level 1 measurement.

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

The preliminary estimated fair value of other working capital items was determined to approximate their historical carrying values.

For the three months ended March 31, 2023, the Company recognized $53 million of acquisition related costs associated to the Acquisition, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income in the line item entitled Transaction costs.

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings and Comprehensive Income for the period from March 1, 2023 to March 31, 2023 are $240 million and $22 million, respectively.

The following represents the pro forma Consolidated Statements of Earnings and Comprehensive Income if Resolute had been included in the Company’s consolidated results for the three-month periods ended March 31, 2023 and 2022:

	For the three months ended
	March 31,	March 31,
	2023	2022
	(Unaudited)
	$	$

Sales	1,811	1,897
Net earnings	91	96

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Resolute to reflect the reduction in interest expense and the additional depreciation and operating costs that would have been charged assuming the fair value adjustments to property, plant and equipment and off-market energy contracts had been applied on January 1, 2022, together with the related tax effects.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

DISCONTINUED OPERATIONS

Mandated sale of Thunder Bay and Dryden, Ontario mills

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar. The Acquisition was subject to the review by the Canadian Competition Bureau, which outlined certain stipulations in a consent agreement before providing their final approval.

The consent agreement filed by the Canadian Commissioner of Competition (“Commissioner”) with the Competition Tribunal fulfilled the final condition to the closing of the Acquisition. According to the consent agreement, following the closing of the Acquisition, Resolute’s pulp and paper mill in Thunder Bay, Ontario and Domtar's pulp mill in Dryden, Ontario must be sold in order to resolve the Commissioner’s concerns that the Acquisition would likely lessen competition substantially in the supply of northern bleached softwood kraft pulp in Eastern and Central Canada and in the purchase of wood fiber from private lands in Northwestern Ontario.

The two mills are classified as held for sale and will be sold to two independent purchasers to be approved by the Commissioner.

The results of operations of the Company’s pulp and paper mill in Thunder Bay, Ontario (the "Thunder Bay disposal group") are classified as discontinued operations as the mill is part of the Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income for the period of March 1, 2023 to March 31, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. In addition, the related assets and liabilities of the Thunder Bay disposal group are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at March 31, 2023.

On February 26, 2023, the Company entered into an Asset Purchase Agreement to sell the Company’s Dryden, Ontario mill (the "Dryden disposal group") for a purchase price of $240 million in cash, subject to customary adjustments and customary closing conditions. The transaction is expected to close in the first half of 2023. The results of operations of the Dryden disposal group are not classified as discontinued operations as the mill is part of the pre-existing assets of Domtar. In addition, the related assets and liabilities are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at March 31, 2023. For the three months ended March 31, 2023, the Company recognized $3 million of sale related costs associated to this sale. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income in the line item entitled Transaction costs.

Mandated sale of Kamloops, British Columbia mill

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding shares of Domtar Corporation. The acquisition was subject to the review by the Canadian Competition Bureau, which outlined certain stipulations in a consent agreement before providing their final approval.

The consent agreement filed by the Commissioner with the Competition Tribunal fulfilled the final condition to the closing of the business combination. According to the consent agreement, following the closing of the business combination, Domtar’s pulp mill in Kamloops, British Columbia was to be sold in order to resolve the Commissioner’s concerns about the business combination’s implications on the purchase of wood fiber from the Thompson/Okanagan region in British Columbia.

On June 1, 2022, Domtar completed the sale of the mill and related assets to an independent acquiror approved by the Commissioner for a purchase price of $243 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income for the period from January 1, 2022 to March 31, 2022. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	For the three months ended
	March 31,	March 31,
	2023	2022
	$	$
Sales	26	88
Operating expenses
Cost of sales, excluding depreciation and amortization	22	67
Transaction costs	—	3
Other operating loss, net	1	—
	23	70
Operating income	3	18
Net gain on disposition of discontinued operations	—	—
Earnings from discontinued operations before income taxes	3	18
Income tax expense	1	5
Net earnings from discontinued operations	2	13

Major classes of assets and liabilities classified as held for sale in the accompanying Consolidated Balance Sheets were as follows:

	At
	March 31,	December 31,
	2023	2022
	$	$
Assets
Receivables	91	—
Inventories	100	—
Prepaid expenses	2	—
Long-term assets	329	—
Total assets of the disposal groups classified as held for sale on the Consolidated Balance Sheets (1)	522	—

Liabilities
Trade and other payables	49	—
Operating lease liabilities	5
Other liabilities and deferred credits	8	—
Total liabilities of the disposal groups classified as held for sale on the Consolidated Balance Sheets (1)	62	—
(1)
Total assets and liabilities of the Thunder Bay and Dryden disposal groups are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Cash Flows from Discontinued Operations:

	For the three months ended
	March 31,	March 31,
	2023	2022
	$	$
Cash flows from operating activities	1	30
Cash flows used for investing activities	(1)	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2023, one customer located in the U.S. represented 11% or $87 million of the Company’s receivables (December 31, 2022 – two customers located in the U.S. represented 28% or $144 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 9 months.

The natural gas derivative contracts were effective as of March 31, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

The foreign exchange derivative contracts were effective as of March 31, 2023.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2023 and December 31, 2022, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	3	—	3	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	5	—	5	—

Liabilities derivatives
Currency derivatives	12	—	12	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Currency derivatives	2	—	2	—	(a)	Other liabilities and deferred credits
Total Liabilities	15	—	15	—

Other Instruments:
Long-term debt due within one year	68	—	68	—	(b)	Long-term debt due within one year
Long-term debt	2,231	—	2,231	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	16	—	16	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Trade and other payables
Currency derivatives	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	22	—	22	—

Other Instruments:
Long-term debt due within one year	33	—	33	—	(b)	Long-term debt due within one year
Long-term debt	1,321	—	1,321	—	(c)	Long-term debt

(a)
Fair values of the Company’s derivatives are classified under Level 2 (inputs that are observable; directly or indirectly) as it is measured as follows:

- For currency derivatives: Foreign currency forward and option contracts are valued using standard valuation models. Interest rates, forward market rates and volatility are used as inputs for such valuation techniques.

- For natural gas contracts: Fair value is measured using the discounted difference between contractual rates and quoted market future rates.

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. The carrying value of the Company’s long-term debt due within one year is $68 million and $33 million at March 31, 2023 and December 31, 2022, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,381 million and $1,503 million at March 31, 2023 and December 31, 2022, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2023, the pension expense was $13 million (2022 – $12 million).

The Company expects to contribute approximately $37 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Prior to the Acquisition, Resolute provided a range of benefits to its employees and retirees, including pension benefits and post-retirement benefits. As part of the Acquisition, the Company assumed the assets and liabilities associated with these plans. Accordingly, on the Acquisition Date the Company recorded assets of $19 million and liabilities of $656 million on the Consolidated Balance Sheet related to Resolute's pension and post-retirement benefit plans.

The underlying fair value of the pension fund assets and liabilities related to the defined benefit pension plans and post-retirement benefit plans of Resolute were $3,029 million and $3,666 million, respectively, at the time of the Acquisition.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2023
	Pension plans	Other post-retirement benefit plans
	$	$

Service cost	4	—
Interest expense	25	—
Expected return on plan assets	(29)	—
Net periodic benefit cost	—	—

	For the three months ended
	March 31, 2022
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	6	—
Interest expense	9	1
Expected return on plan assets	(19)	—
Net periodic benefit cost	(4)	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6 – PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings and Comprehensive Income.

For the three months ended March 31, 2023, the Company contributed $6 million (2022 – $2 million) to the pension plans and $2 million (2022 – $1 million) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $48 million to the pension plans and $11 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2023, the Company had income tax expense of $20 million, consisting of $11 million of current income tax expense and deferred income tax expense of $9 million. This compares to an income tax expense of $3 million in the first quarter of 2022, consisting of $1 million of current income tax expense and a deferred income tax expense of $2 million. The Company made payments, net of income tax refunds, of $48 million during the first quarter of 2023. The effective tax rate was 53% compared with an effective tax rate of 23% in the first quarter of 2022. The effective tax rate for 2023 is impacted by transaction costs incurred for the Acquisition, without a corresponding tax benefit. Also, the Company’s 2023 tax expense is unfavorably impacted by additional U.S. tax expense for GILTI (“Global Intangible Low-Taxed Income”) related to its income from foreign operations.

Resolute has significant net operating loss carry forwards and other tax attributes net of a significant valuation allowance. As part of the acquisition and the related fair value exercise, the Company is reviewing the various tax attributes to see what would be the appropriate value that should be assigned to these attributes. Although uncertain at this time, there is a possibility that the valuation at March 31, 2023 could change significantly in future quarters of 2023 when the Company completes its assessments.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2023	2022
	$	$
Work in process and finished goods	673	389
Raw materials	292	136
Operating and maintenance supplies	300	160
	1,265	685

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	March 31,	December 31,
	2023	2022
	$	$
Pension asset - defined benefit pension plans	240	219
Countervailing duty and Anti-dumping duty cash deposits on softwood lumber	153	—
Other	148	32
	541	251

As of March 31, 2023, a total of $568 million of countervailing and anti-dumping duty cash deposits on softwood lumber were paid. Of that amount, $153 million was recorded as receivable under Other assets on the Consolidated Balance Sheet. The Company's estimate of the amount receivable was determined based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. The Company discounted the amount using a discount rate based on risk of recovery. The Company estimated $5 million will be payable in April 2023 for export sales made in March 2023, of which an amount of $4 million was accrued and recognized under Cost of sales on the Consolidated Statement of Earnings and Comprehensive Income, and the balance of $1 million will be recognized as receivable under Other assets at the moment of payment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

ASSET CONVERSION COSTS

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion was completed in April 2023. For the three months ended March 31, 2023, the Company recorded $30 million under Asset conversion costs on the Consolidated Statement of Earnings and Comprehensive Income (2022 – $13 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

LONG-TERM DEBT

		Par		March 31,	December 31,
	Maturity	Amount	Currency	2023	2022
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	121	121
6.75% Notes	2044	150	USD	156	157
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	260	USD	260	—
First Lien Term Loan	2028	357	USD	355	639
Farm Credit Term Loan A	2030	666	USD	659	—
Farm Credit Term Loan B	2028	279	USD	279	—
Finance lease obligations	2023 - 2028			9	4
				2,481	1,563

Less: Unamortized debt issuance costs				32	27

Less: Due within one year				68	33
				2,381	1,503

ABL REVOLVING CREDIT FACILITY

On March 1, 2023, the Company amended its ABL Revolving Credit Facility that matures on March 1, 2028 (extended from November 30, 2026). The Company’s ABL Revolving Credit Facility provides for revolving loans and letters of credit of up to $1.0 billion (up from $400 million), subject to borrowing base capacity. On March 1, 2023, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition and provide liquidity.

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at March 31, 2023.

On March 31, 2023, the Company had borrowings of $260 million and $183 million of letters of credit outstanding under this facility, leaving unused commitments of $557 million available.

FARM CREDIT TERM LOAN

On March 1, 2023, the Company entered into a Term Loan Credit Agreement (the “Farm Credit Term Loan”) for $949 million, consisting of two tranches: (a) $666 million of Farm Credit Term Loan A used to refinance renewable energy investments and facilitate the Acquisition and (b) $283 million of Farm Credit Term Loan B used to repay $283 million of borrowings under the First Lien Term Loan Facility.

Farm Credit Term Loan A will mature on March 1, 2030 and Farm Credit Term Loan B will mature on November 30, 2028. The Farm Credit Term Loan bears interest at a floating rate per annum, at Domtar’s option, (i) at SOFR (adjusted by 0.10%) plus 6.00% or a base rate plus 5.00%, with respect to Farm Credit Term Loan A and (ii) at SOFR (adjusted by 0.10%) plus 5.75% or a base rate plus 4.75%, with respect to Farm Credit Term Loan B. The SOFR rate is subject to an interest rate floor of 0.75% and the base rate is subject to an interest rate floor of 1.75%. Borrowings under the Company's Farm Credit Term Loan will amortize in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Farm Credit Term Loan ranks pari passu with the First Lien Term Loan Credit Agreement and the Senior Secured Notes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – LONG-TERM DEBT (CONTINUED)

The Company is required to offer to prepay the loans under the Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to reinvestment rights. The Company is required to prepay the Farm Credit Term Loan and First Lien Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow, subject to certain exceptions.

The Farm Credit Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

The Farm Credit Term Loan provides that, upon the occurrence of certain events of default, the Company's obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

The Company repaid $4 million of Farm Credit Term Loan B in the first quarter of 2023 as required for quarterly amortization. At March 31, 2023 there was $666 million of borrowings under Farm Credit Term Loan A and $279 million of borrowings under Farm Credit Term Loan B.

FIRST LIEN TERM LOAN FACILITY

During the first quarter of 2023, the Company repaid $4 million as required for quarterly amortization. The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At March 31, 2023 there was $357 million of borrowings outstanding under the First Lien Term Loan Facility.

On January 7, 2022, the Company utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled, and $2 million of repayments were made during the first quarter of 2022.

REDEMPTION OF RESOLUTE NOTES

Resolute had $300 million of notes outstanding upon the Acquisition taking place. On February 14, 2023, Resolute delivered notice of redemption to holders of the 4.875% senior notes due 2026. The redemption notice provided for the full redemption of $300 million principal amount of the notes on March 1, 2023 at a redemption price equal to 102.438% of the principal amount of the notes redeemed, plus accrued and unpaid interest. The redemption of the notes was subject to the consummation of the Acquisition. Following the redemption on March 1, 2023, no Resolute notes remain outstanding.

SENIOR SECURED NOTES

On January 7, 2022, $133 million of the 6.75% Senior Secured Notes due 2028 were redeemed, with accrued interest of $2 million, as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022.

EXISTING DOMTAR NOTES CHANGE OF CONTROL OFFERS

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of March 31, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	14	N/A	N/A	N/A	14
Currency options	(2)	N/A	N/A	N/A	(2)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Net (loss) gain	N/A	(11)	9	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(70)	(70)
Other comprehensive (loss) income before reclassifications	(4)	(11)	9	(70)	(76)
Amounts reclassified from Accumulated other comprehensive income	(8)	(7)	(1)	—	(16)
Net current period other comprehensive (loss) income	(12)	(18)	8	(70)	(92)
Balance at December 31, 2022	(12)	(1)	7	(62)	(68)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Other comprehensive loss before reclassifications	(5)	—	—	—	(5)
Amounts reclassified from Accumulated other comprehensive loss	8	—	—	—	8
Net current period other comprehensive income	3	—	—	—	3
Balance at March 31, 2023	(9)	(1)	7	(62)	(65)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31,	March 31,
	2023	2022
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(7)	1
Currency options and forwards (1)	(4)	1
Total before tax	(11)	2
Tax benefit	3	—
Net of tax	(8)	2

(1)
These amounts are included in Cost of Sales in the Consolidated Statements of Earnings and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Province issued a Director's order under environmental laws to certain prior owners of the Dryden Property in connection with a nearby waste disposal site that was unrelated to the Dryden Property. The Director's order required certain work to be conducted by those prior owners at that nearby site. The prior owners asserted that the Indemnity covered the work required by the Director’s order. Following extensive litigation, the Supreme Court of Canada found, among other things, that the Indemnity covered third-party claims, but not first-party claims, such as the Director's order.

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

The Company has environmental liabilities of $43 million recorded as of March 31, 2023 primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $48 million recorded as of March 31, 2023, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

These liabilities are included in “Trade and other payables” and “Other liabilities and deferred credits” in the Consolidated Balance Sheets.

Additionally, the Company has asset retirement obligations with indeterminate settlement dates. The fair value of these liabilities cannot be estimated due to the lack of sufficient information to estimate the settlement dates of the obligation. The Company will recognize liability in the period in which sufficient information becomes available. These asset retirement obligations relate mainly to disposal of potentially hazardous materials that may be required if the Company undergoes major maintenance, renovation or demolition, and to closure of retention ponds that may be required if it ceases its operations.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2023, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2023, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2023, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and, the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that now outdated rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources. The EPA plans to propose a new climate change rule for existing power plants in Spring 2023. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. Ontario has its GHG Emission Performance Standards regulation. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system that took effect in 2019. The Federal program is a backstop and takes effect if a province does not have a carbon pricing program or if a provincial program is not rigorous enough to meet federal requirements.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of March 31, 2023, will not have a material adverse effect on the Company's Consolidated Financial Statements.

ASBESTOS-RELATED LAWSUITS

The Company is involved in a number of asbestos-related lawsuits filed primarily in U.S. state courts, including certain cases involving multiple defendants. These lawsuits principally allege direct or indirect personal injury or death resulting from exposure to asbestos-containing premises. While the Company disputes the plaintiffs’ allegations and intends to vigorously defend these claims, the ultimate resolution of these matters cannot be determined at this time. These lawsuits frequently involve claims for unspecified compensatory and punitive damages, and the Company is unable to reasonably estimate a range of possible losses, which may not be covered in whole or in part by its insurance coverage. However, unfavorable rulings, judgments or settlement terms could materially impact the Consolidated Financial Statements. Hearings for certain of these matters are scheduled to occur in the next twelve months.

COUNTERVAILING DUTY AND ANTI-DUMPING INVESTIGATIONS ON SOFTWOOD LUMBER

On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of the Company’s subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in both the countervailing duty and anti-dumping investigations.

Countervailing Duties

On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, the Company was required to pay cash deposits to the U.S. Customs and Border Protection agency (“U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of its U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, the Company was required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing investigation; as a result, from December 1, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing investigation; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 18.07%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the countervailing investigation; as a result, since August 9, 2022, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 10.10%. Commerce is expected to issue its final determination in the fourth administrative review of the countervailing investigation in the third quarter of 2023, following which a new rate will take effect for the Company; this new rate was estimated at 6.05% in a non-binding, preliminary determination released on January 24, 2022, but is subject to modification in the upcoming final determination. Through March 31, 2023, the Company’s cash deposits paid totaled $447 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Anti-dumping Duties

On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, the Company was required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of the Company's U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, the Company was required to pay cash deposits to U.S. Customs at a new rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping investigation; as a result, from November 30, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping investigation; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 11.59%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the anti-dumping investigation; as a result, since August 9, 2022, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 4.76%. Commerce is expected to issue its final determination in the fourth administrative review of the anti-dumping investigation in the third quarter of 2023, following which a new rate will take effect for the Company; this new rate was estimated at 2.19% in a non-binding, preliminary determination released on January 24, 2022, but is subject to modification in the upcoming final determination. Through March 31, 2023, the Company’s cash deposits paid totaled $121 million.

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, and third administrative reviews, the fourth and fifth administrative reviews remain pending. On March 9, 2022, Commerce published a notice initiating the fourth and fifth administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber products from Canada. According to a decision published by Commerce on April 27 and 29, 2022, the Company was not selected as a mandatory respondent for the fourth administrative reviews of the countervailing duty order and anti-dumping order, respectively. On March 14, 2023, Commerce published a notice initiating the fifth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada; in decisions published on April 19, and 20, 2023, Resolute was not selected as a mandatory respondent in the countervailing and anti-dumping proceedings, respectively.

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The hearings for the anti-dumping and countervailing appellate reviews are expected to take place in June 2023, and September 2023, respectively. Further, on January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022.

Ongoing Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (Commerce) and of material injury (ITC). Commerce released final results in the sunset reviews of the countervailing and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. The countervailing and anti-dumping sunset reviews before the ITC remain pending.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

WTO Appeal

In addition, on August 24, 2020, the World Trade Organization’s (“WTO”) dispute panel issued a report (the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the United States notified the WTO’s dispute settlement body of its decision to appeal the Panel Report.

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of March 31, 2023, the Company had unpaid deposits of $6 million related to products exported to the U.S. up to the end of the quarter since its last payment and it had $101 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

FIBREK ACQUISITION

Effective July 31, 2012, the Company completed the final step of the transaction pursuant to which it acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or C$31 million in aggregate, plus interest and an additional indemnity, for a total estimated at C$44 million payable in cash. Of the amount, C$19 million ($14 million) was payable immediately and paid on October 2, 2019. The remaining balances of C$28 million ($21 million) as of March 31, 2023 which include accrued interest, are recorded in “Trade and other payables” in the Consolidated Balance Sheets. The Company has appealed the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of C$30 million was registered on its Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter was held in November 2022 and the Company is awaiting a decision.

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company contends, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($111 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter is scheduled in the first quarter of 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s fixed assets and inventories, which resulted in the temporary idling of the facility.

The Company maintains insurance coverage, subject to customary deductibles and limits. Anticipated insurance recoveries related to losses and incremental costs incurred, in excess of the deductible, are recognized when receipt is probable. The anticipated insurance recoveries related to the fire, in excess of the net book value of the damaged operating assets and related to business interruption, will not be recognized until all contingencies related to the claim have been resolved.

Prior to the Acquisition, total costs of $32 million, net of deductible, were determined probable to be recovered, of which $18 million were received. The balance of $14 million was recorded under Receivables on the Consolidated Balance Sheet at the Acquisition date. In March 2023, the Company incurred and recognized direct costs of $6 million which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales on the Consolidated Statement of Earnings and Comprehensive Income.

During the month of March 2023, an amount of $2 million was received and as of March 31, 2023, $18 million was recorded as insurance receivable under Receivables on the Consolidated Balance Sheet.

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. At this time, the Company expects that its total insurance claim will amount to approximately $88 million ($78 million, net of deductible). The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time. The mill was restarted during the first quarter of 2023, operating on a limited capacity. The fire incident resulted in third-party damages, costs and expenses, in addition to damages to the Menominee facility. The Company has no reason to believe it to be probable that it will incur any loss related to third party claims, nor would any possible loss contingency be reasonably estimable at the present time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SEGMENT DISCLOSURES

Following the recent acquisition of Resolute Forest Products Inc. on March 1, 2023, the Company revised its segment structure and now operates as two reportable segments as described below, which also represents its two operating segments based on the Company's organizational structure:

•
Domtar – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp and high quality airlaid and ultrathin laminated cores.
•
Resolute – consists of the design, manufacturing, marketing and distribution of market pulp, tissue, wood products and paper.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2023	2022
	$	$
Sales by segment
Domtar	1,125	1,010
Resolute	240	—
Total for reportable segments	1,365	1,010
Intersegment sales	(2)	—
Consolidated sales	1,363	1,010
Sales by product group
Communication papers	648	579
Specialty and packaging papers	229	175
Market pulp	329	256
Newsprint	42	—
Tissue	20	—
Wood	95	—
Consolidated sales	1,363	1,010
Operating income (loss) from continuing operations
Domtar	113	25
Resolute	(34)	—
Consolidated operating income from continuing operations	79	25
Interest expense, net	45	21
Non-service components of net periodic benefit cost	(4)	(9)
Earnings before income taxes	38	13
Income tax expense	20	3
Earnings from continuing operations	18	10
Earnings from discontinued operations, net of taxes	2	13
Net earnings	20	23

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

RELATED PARTY TRANSACTIONS

Related party transactions with Paper Excellence and their affiliates were not material for the three months ended March 31, 2023 and 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q. This MD&A should also be read in conjunction with the historical financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 3, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our websites is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term MBF refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2023 and March 31, 2022. The three month periods are also referred to as the first quarter of 2023 and first quarter of 2022. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

Paper Excellence completes the acquisition of Resolute Forest Products through Domtar Corporation

On March 1, 2023, Paper Excellence completed the previously announced acquisition of Resolute Forest Products ("Resolute") through Domtar (referred to as "the Acquisition"). The acquisition-date fair value of the consideration transferred is approximately $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Overview section below as well as Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill will be sold to an independent purchaser to be approved by the Commissioner. On February 26, 2023, we entered into an Asset Purchase Agreement to sell the Dryden pulp mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction is expected to close in the first half of 2023. The assets and liabilities related to the Dryden pulp mill were presented as held for sale in the Consolidated Balance Sheet as of March 31, 2023 and measured at their fair values. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for the period from March 1, 2023, to March 31, 2023. The Consolidated Statement of Cash Flows were not reclassified to reflect discontinued operations. In addition, the related assets and liabilities of the Thunder Bay mill are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at March 31, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our first quarter of 2023 only reflects Resolute financial results for the period from March 1, 2023 to March 31, 2023 and our first quarter of 2022 have no financial results from Resolute. These financial statements may not be indicative of our future performance. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”).

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

OVERVIEW

We design, manufacture, market and distribute a wide variety of wood-based products including paper, market pulp, wood products and tissue, which are marketed in approximately 60 countries.

As discussed above, on March 1, 2023, we acquired Resolute, and Resolute became a wholly-owned subsidiary of the Company. Prior to the Acquisition, the Company operated in one segment. Effective March 1, 2023, the former business of Domtar and Resolute were managed separately. Following this acquisition, we revised our segment structure and we now operate as two reportable segments as described below, which also represents our two operating segments based on our organizational structure: Domtar and Resolute. We began to report on our reorganized segment structure during the first quarter of 2023 and have reflected this structure for all historical periods presented.

Our segment measure of profit (operating income (loss) from continuing operations) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) from continuing operations before income taxes and equity losses, interest expense, net, and non-service components of net periodic benefit cost.

Domtar: We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers and specialty and packaging papers. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We are also an important supplier of specialty and packaging papers. The foundation of our business is a network of fiber converting assets that produce paper and packaging grade as well as fluff and specialty pulp. Domtar segment is the legacy business of Domtar before the Acquisition. To learn more, visit www.domtar.com.

We have eight integrated pulp and paper mills, excluding our packaging mill in Kingsport, with an annual paper production capacity of approximately 2.4 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations). We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. We have started operations at our newly converted packaging mill in Kingsport and once in full operation, the mill will manufacture packaging materials made from 100% recycled content. The mill will produce and market approximately 600,000 tons annually of high quality recycled linerboard and corrugated medium, providing us with a strategic footprint in a growing market. We produce softwood and fluff pulp at 11 pulp and paper mills in North America, with total capacity of 3.4 million metric tons. Approximately 60% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited amount of papergrade pulp from third parties for specific grades and optimize the logistics of our pulp capacity while reducing transportation costs. We produce fluff pulp at our pulp mill at Plymouth and we also produce market pulp in excess of our internal requirements at our pulp and paper mills mainly in Ashdown, Espanola and Marlboro. We can sell approximately 1.4 million metric tons of pulp per year depending on market conditions.

Resolute: We are a global leader in the forest products industry with a diverse range of products, including market pulp, tissue, wood products and paper. We are a large and growing North American producer of lumber and other wood products, the largest producer of uncoated mechanical papers in North America, a competitive pulp producer in North America, and a leading global producer of newsprint. Resolute segment is the legacy business of Resolute before the Acquisition. To learn more, visit www.resolutefp.com.

We own or operate 14 sawmills in Canada and three sawmills in the U.S. South, with a total mechanical capacity of approximately 2,859 million board feet. Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to third party pulp and paper mills and other end users. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility. We produce softwood, hardwood and recycled bleached kraft pulp at three facilities in North America, with total capacity of 0.8 million metric tons. We produce newsprint and specialty papers at six mills strategically located to serve major markets with a total capacity of 1.4 million tons. Our specialty papers comprise uncoated mechanical papers, including supercalendered paper and white paper, as well as uncoated freesheet papers. We produce tissue products at three facilities and convert at four facilities in North America. With total capacity of 128,000 short tons, we operate four tissue machines and 14 converting lines. We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2023

For the first quarter of 2023, we reported operating income from continuing operations of $79 million, compared to operating income from continuing operations of $25 million in the first quarter of 2022.

The first quarter of 2023 includes one month of operations of Resolute following its acquisition on March 1, 2023, while the first quarter of 2022 has no results of operations from Resolute. Excluding the operations of Resolute in the first quarter of 2023 for the month of March 2023, the increase of $88 million in operating income from continuing operations is principally driven by higher average selling prices for the majority of our pulp and paper products, partially offset by lower volume in pulp and paper.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

OUTLOOK

For the balance of 2023, we expect paper demand to gradually increase in the second half of the year, while paper prices should decline slightly over the balance of the year. Pulp volume is expected to increase in the second half of the year while pulp prices are expected to decline. As the market absorbs new industry capacity coming online and high inventory levels in the system, we expect challenging conditions in market pulp, putting pressure on pricing in the near term. For our wood products, the market has been under pressure since the end of 2022, as a result of high inventory levels and slowing economic conditions, pushing many industry producers to run uneconomical levels. We remain optimistic on the robust long-term fundamentals for building products. Global supply chain and logistics are expected to continue to improve while the rate of inflation is expected to moderate. The second quarter will be adversely affected by seasonally higher maintenance activity in our pulp and paper businesses as we move into the annual shutdowns at some of our major facilities.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2023 and first quarter of 2022 sales, operating income (loss) from continuing operations and other information relevant to the understanding of our results of operations.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2023	March 31, 2022	Amount of change
(In millions of dollars, unless otherwise noted)
Sales (1)	$1,363	$1,010	$353
Operating income from continuing operations (1)	79	25	54
Earnings from continuing operations (1)	18	10	8
Earnings from discontinued operations, net of taxes (1)	2	13	(11)
Net earnings (1)	$20	$23	$(3)

Sales (1), per segment
Domtar	$1,125	$1,010	$115
Resolute	240	—	240
Total for reportable segments	1,365	1,010	355
Intersegment sales	(2)	—	(2)
Consolidated sales	$1,363	$1,010	$353

Operating income (loss) from continuing operations (1), per segment
Domtar	$113	$25	$88
Resolute	(34)	—	(34)
Consolidated Operating income from continuing operations	$79	$25	$54

		At March 31, 2023	At December 31, 2022
Total assets		$7,263	$4,724
Total long-term debt, including current portion		$2,449	$1,536

(1) As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the three months ended March 31, 2023, only reflect Resolute financial results for the period from March 1, 2023 to March 31, 2023.

First quarter of 2023 compared to First quarter of 2022

Analysis of Sales

Sales in the first quarter of 2023 increased by $353 million, or 35% when compared to sales in the first quarter of 2022. Excluding the inclusion of one month of operations of Resolute in the first quarter of 2023, sales for the first quarter of 2023 amounted to $1,125 million, an increase of $115 million, or 11%, compared to the first quarter of 2022. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper, partially offset by a decrease in our pulp and paper sales volume.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the first quarter of 2023 increased by $54 million when compared to the first quarter of 2022. Excluding the inclusion of one month of operations of Resolute in the first quarter of 2023, operating income from continuing operations amounted to $113 million, an increase of $88 million compared to operating income from continuing operations of $25 million in the first quarter of 2022. This increase is principally driven by higher average selling prices for the majority of our pulp and paper products, partially offset by lower volume in pulp and paper. In the first quarter of 2023, we recognized asset conversion costs of $30 million related to our previously announced decision to repurpose assets at our Kingsport mill compared to $13 million in the first quarter of 2022. In addition, we recognized $33 million of transaction costs related to our acquisition of Resolute compared to $3 million in the first quarter of 2022 related to our November 30, 2021 Merger with Paper Excellence.

OTHER FACTORS

Interest Expense, net

We incurred $45 million of net interest expense in the first quarter of 2023, an increase of $24 million compared to net interest expense of $21 million in the first quarter of 2022. Interest expense increased due to higher floating rates for LIBOR and SOFR as well as higher debt levels in March 2023 due to the Resolute Acquisition. In the first quarter of 2023, we had capitalized interest of $3 million, compared to $4 million in the first quarter of 2022, mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of net periodic benefit cost

For the first quarter of 2023, our non-service components of net periodic benefit cost were a benefit of $4 million, a decrease of $5 million when compared to the first quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the first quarter of 2023, we had income tax expense of $20 million, consisting of $11 million of current income tax expense and deferred income tax expense of $9 million. This compares to an income tax expense of $3 million in the first quarter of 2022, consisting of $1 million of current income tax expense and a deferred income tax expense of $2 million. We made payments, net of income tax refunds, of $48 million during the first quarter of 2023. The effective tax rate was 53% compared with an effective tax rate of 23% in the first quarter of 2022. The effective tax rate for 2023 is impacted by transaction costs incurred for the Acquisition, without a corresponding tax benefit. Also, our 2023 tax expense is unfavorably impacted by additional U.S. tax expense for GILTI ("Global Intangible Low-Taxed Income") related to our income from foreign operations.

Resolute has significant net operating loss carry forwards and other tax attributes net of a significant valuation allowance. As part of the Acquisition and the related fair value exercise, we are reviewing the various tax attributes to see what would be the appropriate value that should be assigned to these attributes. Although uncertain at this time, there is a possibility that the valuation at March 31, 2023 could change significantly in future quarters of 2023 when we have complete our assessments.

Discontinued Operations

For the first quarter of 2023, we reported earnings from discontinued operations, net of taxes, of $2 million, (first quarter of 2022 - earnings from discontinued operations, net of taxes of $13 million).

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023, Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario, within a short period of time following the Acquisition. The assets and liabilities related to the pulp and paper mill for periods after the Acquisition, are presented as held for sale in the Consolidated Balance Sheet. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented after the acquisition date of March 1, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021, Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of Domtar pulp mill in Kamloops, British Columbia, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Economic conditions and uncertainties

The markets in which we operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Prices for our products have been and are likely to continue to be highly volatile. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we may experience ongoing decreasing demand for most of our existing paper products. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and pricing of other pulp products. We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Our newsprint market faces competition from both large global producers and numerous smaller regional producers. Price and customer relationships are important competitive determinants.

Commentary – Segment Review

Following the March Acquisition, we revised our segment structure and began to manage and report our operating results through two reportable segments defined by the two legacy organizations: Domtar and Resolute. We began to report on our reorganized segment structure during the first quarter of 2023 and have reflected this structure for all historical periods presented.

Our segment measure of profit (operating income (loss) from continuing operations) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) from continuing operations before income taxes and equity losses, interest expense, net, and non-service components of net periodic benefit cost. Corporate expenses are allocated to the related segment.

DOMTAR	Three months ended

(In millions of dollars, unless otherwise noted)	March 31, 2023	March 31, 2022	Amount of change
Sales	$1,125	$1,010	$115
Operating Income from continuing operations	113	25	88

Shipments
Paper - manufactured (in thousands of ST)	531	565	(34)
Communication papers	439	463	(24)
Specialty and Packaging papers	92	102	(10)
Pulp (in thousands of ADMT)	277	294	(17)

Sales

Domtar segment sales in the first quarter of 2023 increased by $115 million, or 11% when compared to sales in the first quarter of 2022. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper, partially offset by a decrease in our pulp and paper sales volumes.

Operating income from continuing operations

Operating income from continuing operations in our Domtar segment amounted to $113 million in the first quarter of 2023, an increase of $88 million, when compared to operating income from continuing operations of $25 million in the first quarter of 2022. Our results were positively impacted by:

•
Higher net average selling prices for pulp and paper ($179 million)
•
Lower depreciation charges ($17 million) when compared to the first quarter of 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the lower gains from our foreign currency hedging program ($6 million)

These increases were partially offset by:

•
Higher input costs ($48 million) mostly related to higher costs of fiber and chemical mostly related to inflation
•
Higher Transaction costs ($30 million) mainly related to our Acquisition of Resolute
•
Higher asset conversion charges ($17 million) in the first quarter of 2023. We recorded $30 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility compared to $13 million in the first quarter of 2022
•
Higher operating expenses ($12 million) mostly due to higher maintenance costs in part due to the timing of some major maintenance partially offset by lower freight costs
•
Lower volume and mix ($7 million)

RESOLUTE	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2023	March 31, 2022	Amount of change
Sales	$240	—	$240
Operating Income from continuing operations	(34)	—	(34)

Shipments
Paper (in thousands of ST)	103	—	103
Wood products (in millions board feet) (1)	192	—	192
Pulp (in thousands of ADMT)	45	—	45
Tissue (in thousands of ST) (2)	9	—	9

(1) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

(2) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Resolute segment generated sales of $240 million for the period from March 1, 2023 to March 31, 2023. Our first quarter of 2022 had no sales from Resolute.

Operating loss from continuing operations

Operating loss from continuing operations in our Resolute segment amounted to $34 million for the period from March 1, 2023 to March 31, 2023. Our first quarter of 2022 had no results from Resolute. We recorded $23 million of transaction costs under Transaction costs in March 2023, related to the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $557 million was undrawn and available as of March 31, 2023. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows used for operating activities, including discontinued operations, totaled $206 million in the first quarter of 2023, a $255 million difference compared to cash flows from operating activities, including discontinued operations, of $49 million in the first quarter of 2022. This increase in cash flows used for operating activities is primarily due to an increase in working capital requirements. In addition, we made income tax payments, net of refunds, of $48 million during the first quarter of 2023 compared to income tax payments, net of refunds, of $2 million during the first quarter of 2022.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first quarter of 2023 amounted to $1,151 million, a $1,082 million difference compared to cash flow used for investing activities, including discontinued operations, of $69 million in the first quarter of 2022.

The use of cash for investing activities in the first quarter of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, of $1,098 million, additions to property, plant and equipment of $57 million and was partially offset by the proceeds from the sale of property, plant and equipment of $7 million.

The use of cash provided from investing activities in the first quarter of 2022 was attributable to additions to property, plant and equipment of $83 million and partially offset by proceeds from the sales of timberland of $14 million.

Our annual capital expenditures for 2023 should increase due to the inclusion of our newly acquired subsidiary Resolute, partially decrease due to the completion of the Kingsport mill conversion and are expected to total between $370 million and $380 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $1,076 million in the first quarter of 2023 compared to cash flows used for financing activities, including discontinued operations, of $212 million in the first quarter of 2022.

The primary source of cash flows provided from financing activities in the first quarter of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($949 million), issuance of capital ($500 million) and borrowing under our ABL Revolving Credit Facility ($260 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million) as well as repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million).

The use of cash flows from financing activities in the first quarter of 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowings under our ABL Revolving Credit Facility ($35 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $2,369 million as of March 31, 2023 compared to $1,182 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition.

ABL Revolving Credit Facility

On March 1, 2023, we amended our ABL Revolving Credit Facility to mature on March 1, 2028 (extended from November 30, 2026). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.0 billion (up from $400 million), subject to borrowing base capacity. On March 1, 2023, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition and provide liquidity.

Borrowings under the ABL Revolving Credit Facility bears interest at a floating rate per annum of, at our option, SOFR (adjusted by 0.10%) plus an applicable margin of 1.50% to 2.00% or a base rate plus 0.50% to 1.00%, in each case, depending on excess availability. The base rate is subject to an interest rate floor of 1.00%. Utilization of the ABL Revolving Credit Facility will be limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, minus the amount of any applicable reserves. The ABL Revolving Credit Facility will be subject to an unused line fee of 0.25% to 0.375%, depending upon utilization.

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at March 31, 2023.

On March 31, 2023, we had borrowings of $260 million and $183 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $557 million.

Farm Credit Term Loan

On March 1, 2023, we entered into a Term Loan Credit Agreement (the “Farm Credit Term Loan”) for $949 million, consisting of two tranches: (a) $666 million of Farm Credit Term Loan A (as defined in the Farm Credit Term Loan) used to refinance renewable energy investments and facilitate the Acquisition and (b) $283 million of Farm Credit Term Loan B (as defined in the Farm Credit Term Loan) used to repay $283 million of borrowings under the Term Loan Facility.

Our Farm Credit Term Loan will mature (i) with respect to the Farm Credit Term Loan A, on March 1, 2030 and (ii) with respect to the Farm Credit Term Loan B, on November 30, 2028. Our Farm Credit Term Loan bear interest at a floating rate per annum of, at Domtar’s option, (i) with respect to the Farm Credit Term Loan A, SOFR (adjusted by 0.10%) plus 6% or a base rate plus 5%, and (ii) with respect to the Farm Credit Term Loan B, SOFR (adjusted by 0.10%) plus 5.75% or a base rate plus 4.75%. The SOFR rate is subject to an interest rate floor of 0.75% and the base rate is subject to an interest rate floor of 1.75%. Borrowings under our Farm Credit Term Loan will amortize in equal quarterly installments in an amount equivalent to 5% per annum of the principal amount. The Farm Credit Term Loan ranks pari passu with the First Lien Term Loan Credit Agreement and the Senior Secured Notes.

We are required to offer to prepay the loans under the Farm Credit Term Loan, the Term Loan Facility and the Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to reinvestment rights. We are required to prepay the Farm Credit Term Loan and Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow, subject to certain exceptions.

We repaid $4 million of the Farm Credit Term Loan B in the first quarter of 2023 as required for quarterly amortization. At March 31, 2023 there was $666 million of borrowings under the Farm Credit Term Loan A and $279 million of borrowings under the Farm Credit Term Loan B.

First Lien Term Loan Facility

On November 30, 2021, we entered into a First Lien Term Loan Facility maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available as a Delayed Draw Term Loan. On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled.

Borrowings under our First Lien Term Loan Facility amortize in equal quarterly installments in an amount equal to 5% per annum. The interest rate margin applicable to borrowings under our First Lien Term Loan Facility is, at our option, either (1) LIBOR plus 5.50%, subject to a LIBOR floor of 0.75%. or (2) the base rate plus 4.50%, subject to a base rate floor of 1.75%.

We repaid $7 million of the facility in 2022 and $4 million in the first quarter of 2023 as required for quarterly amortization. We also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million. At March 31, 2023 there was $357 million of borrowings outstanding under the First Lien Term Loan Facility.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of March 31, 2023.

Secured Debt Attributes

We are required to offer to prepay the loans under the Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to reinvestment rights.

We are required to prepay the Farm Credit Term Loan and First Lien Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow, subject to certain exceptions.

Our ABL Revolving Credit Facility, Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

Our ABL Revolving Credit Facility, Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company which has no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. and Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, excluding principal properties (second in priority to the liens securing our First Lien Term Loan Facility (“First Lien Term Loan Facility”) discussed above), in each case, subject to permitted liens.

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 63% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium was paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of March 31, 2023.

Redemption of Resolute Notes

Resolute had $300 million of notes outstanding upon the Acquisition taking place. On February 14, 2023, Resolute had delivered notice of redemption to holders of the 4.875% Senior Notes due 2026. The redemption notice provided for the full redemption of $300 million principal amount of the notes on March 1, 2023 at a redemption price equal to 102.438% of the principal amount of the Notes redeemed, plus accrued and unpaid interest. The redemption of the Notes was subject to the consummation of the Acquisition. Following the redemption on March 1, 2023, no Resolute notes remain outstanding.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2023, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2023, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2022.

There has not been any material change to our policies since December 31, 2022, except for the following addition related to our recent Acquisition of Resolute.

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of March 31, 2023, a total of $568 million of countervailing and anti-dumping duty cash deposits on softwood lumber were paid. Of that amount, $153 million was recorded as receivable under Other assets on the Consolidated Balance Sheet. Our estimate of the amount receivable was determined based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. We discounted the amount using a discount rate based on risk of recovery. We estimated $5 million will be payable in April 2023 for export sales made in March 2023, of which an amount of $4 million was accrued and recognized under Cost of sales on the Consolidated Statement of Earnings and Comprehensive Income, and the balance of $1 million will be recognized as receivable under Other assets at the moment of payment.

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•
continued decline in usage of paper products in our core market;
•
our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, facility closures and integration of acquired businesses;
•
failure to achieve our cost containment goals, conversion costs in excess of our expectations and demand for linerboard;
•
product selling prices;
•
cyclicality of sales and prices in the lumber market;
•
raw material prices, including wood fiber, chemical and energy;
•
impact of inflation on our costs and uncertainty of our ability to pass through increased costs to our customers;
•
conditions in the global capital and credit markets, and the general economy, particularly in the U.S., and Canada;
•
significant indebtedness and resulting financial leverage;
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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There has not been any material change in our exposure to market risk since December 31, 2022. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 5 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

Our operating income can be impacted by the following sensitivities that reflect our recent Acquisition:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	40
Pulp - net position	20
Wood	20
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	31
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9

1. Based on estimated 2023 capacity (ST, ADMT or MBF).

2. Based on estimated 2023 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2023, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

You should read the following risk factors carefully in connection with evaluating the Company's business and the forward-looking information contained in this Quarterly Report on Form 10-Q. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters described in this Quarterly Report on Form 10-Q. While the Company believes it has identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that the Company does not presently know or that does not currently believe to be significant that may adversely affect our business, financial condition or operating results in the future.

Risks Related to our Business

Failure to successfully implement the Company’s business diversification and integration initiatives could have a material adverse effect on its business, results of operations and financial position.

The Company is pursuing strategic initiatives that management considers important to its long-term success. The intent of these initiatives is to help grow and diversify the business and counteract the secular decline in the North American paper business. These initiatives may involve organic growth, conversion of assets, other strategic transactions and projects to complement, expand or optimize its business. The success of these initiatives will depend on, among other things, the Company's ability to identify potential strategic initiatives, understand the key trends and principal drivers affecting those businesses and to execute the initiatives in a cost-effective manner. There are significant risks involved with the execution of such initiatives, including significant business, economic and competitive uncertainties, many of which are outside the Company’s control. In connection with any acquisition, conversion, strategic transaction or project, the Company may not successfully integrate an acquired business, assets, technologies, processes, controls, policies, and operations with ours or realize some or all of the anticipated benefits and synergies of the acquisition, conversion, strategic transaction or project. In connection with such transactions, the Company may face challenges associated with entering a new market, production location, product category or meeting customers’ demands. The Company may also face issues with the separation of processes and loss of synergies following the divestiture of businesses or idling or closure of facilities.

Strategic acquisitions, like its most recent acquisition of Resolute, may expose the Company to additional risks. The Company may have to compete for acquisition targets and any acquisition it makes may fail to accomplish its strategic objectives or may not perform as expected. In addition, the costs of integrating an acquired business may exceed its estimates and may require significant time and attention from senior management. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives. If it fails to successfully diversify its business, or if the diversification strategy does not produce the expected outcomes, it may have a material adverse effect on the Company’s competitive position, financial condition and operating results.

Asset conversion, like its most recent conversion of one of its mill to a containerboard production facility, can be capital intensive and can involve the shutdown of a facility for an extended period, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced paper products, as well as costs and other factors, and there can be no assurance that a conversion will be as successful as expected.

The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce, such as uncoated groundwood. As a result of such competition, the Company is experiencing ongoing decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to decline further. Declines in demand for the Company’s paper products may adversely affect its business, results of operations and financial position.

Fluctuations and volatility in the prices of and the demand for the Company’s products due to factors such as economic cyclicality and changes in consumer preferences or trends could have a material adverse effect on its business, results of operations and financial position.

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, demand and margins for the Company’s products. The length and magnitude of industry cycles have varied over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of capacity. Any decline or stagnation in macroeconomic conditions could lead to experience lower sales volumes and reduced margins for the Company's products.

During periods of weak or weakening global economic conditions, the Company would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for its products as its customers delay or reduce their expenditures. For example, during an economic downturn, the Company's paper products could face more intense pressure from electronic substitution, end consumers may reduce printed newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for the Company's products by its customers. In addition, demand for the Company's market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products. An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry and the repair and remodeling segment, which are significant drivers of demand for the Company's lumber and other wood-based products.

Most of the Company’s products are commodities that are widely available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

In addition, consumer preferences and trends are constantly changing based on, among other factors, cost, convenience and health concerns and perceptions and an increased awareness of Environmental, Social and Governance (“ESG”) considerations. These consumer preferences and trends may affect the prices of the Company's products. The Company results may be adversely affected if the Company fails to anticipate trends that would enable it to offer products that respond to changing customer preferences and technological and regulatory developments.

As a result, prices for all of the Company’s products are driven by many factors outside of its control and may be volatile. The price for any one or more of these products may fall below its cash production costs, requiring the Company to incur losses on product sales or curtail production at one or more of its manufacturing facilities, or both. If the prices or demand for its products decline, this could adversely affect the Company’s business, results of operations and financial position.

The Company may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s business. The primary source for wood fiber is wood chips and logs for its pulp and paper mills and timber for its wood products business.

Wood fiber is a commodity, and prices historically have been impacted by a variety of factors. Environmental litigation and regulatory developments, activist campaigns and litigation advanced by Indigenous groups or other stakeholders, alternative use for energy production and reduction in harvesting related to the reduced demand, have caused, and may cause in the future, significant reductions in the amount of timber available for commercial harvest in the U.S. and Canada or that meet standards required for third-party certifications. In addition, future domestic or foreign legislation and litigation concerning the use of timberlands, the protection of habitats and endangered or other species, including the woodland caribou, the promotion of forest health and biodiversity and the response to and prevention of catastrophic wildfires could also affect timber supplies. Availability of harvested timber may be further limited by adverse weather, fire, insect infestation, disease, ice storms, windstorms, flooding, climate change effects and other natural and man-made causes, thereby reducing supply and increasing prices. Wood fiber pricing is subject to regional market influences, and the Company’s cost of wood fiber may increase in particular regions due to market shifts in those regions. Any sustained increase in wood fiber prices would increase the Company’s operating costs, and the Company may be unable to increase prices for its products in response to increased wood fiber costs due to additional factors affecting the demand or supply of these products.

The Company currently meets its wood fiber requirements by purchasing wood fiber from third parties and by harvesting timber pursuant to its forest licenses and forest management agreements. If the Company’s cutting rights, pursuant to its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber, timber or market pulp stops selling, is unable to sell wood fiber to the Company or at a favorable price for any of the reasons described above, the Company's financial condition or results of operations could be materially and adversely affected.

Inflation or a sustained increase in the cost of the Company’s purchased energy or other raw materials and services would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as biomass, natural gas, electricity, fuel oil and wood residue. The main raw materials the Company uses in its manufacturing process are wood fiber and chemicals. The prices for raw materials and energy are volatile, affected by inflation, and may change rapidly, which impacts the Company's manufacturing costs, directly affects its results of operations and may contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing. The Company also relies on service providers and contractors in its operations, the costs of which have also increased due to workforce shortages and inflation.

For the commodity products of the Company, the relationship between supply and demand, rather than changes in the cost of raw materials or purchased energy, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in raw material or energy prices without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

The Company also generates electricity at its hydroelectric and power generation facilities. There can be no certainty that the Company will be able to maintain the water rights necessary for its hydroelectric power generating facilities, or to renew such rights or power sales contracts on favorable conditions. The closure of certain machines or facilities located in Quebec could trigger the exercise of termination rights by the Quebec government under water rights agreements. The amount of electricity the Company can generate at its hydroelectric facilities is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or occupational health and safety issues.

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

Occupational health and safety issues could also cause disruptions in operations or otherwise affect labor-related costs, including workforce availability and logistics constraints related to pandemic measures and the resulting economic conditions.

A material disruption in the Company’s supply chain, manufacturing or distribution operations could prevent us from meeting customer demand, reduce its sales and/or negatively impact its results of operations.

The Company’s ability to manufacture, distribute and sell products is critical to its operations. Any event that disrupts or limits transportation, delivery services or the operations of the Company’s suppliers, including workforce shortages and economic conditions resulting from pandemic conditions, could materially and adversely affect the Company's business, including increasing its inventory levels. The Company’s supply chain, manufacturing or distribution operations are subject to inherent risks such as:

•
unscheduled maintenance outages;
•
mechanical and/or power failures;
•
explosions, fires or accidental release of toxic materials;
•
malfunction of a boiler or other equipment, structural failures at any of its dams or hydroelectric facilities;
•
the effect of a drought or reduced rainfall on its water supply;
•
labor shortage or disputes;
•
changes in domestic and international laws and regulations;
•
disruptions in its supply chain and in the transportation infrastructure, including roads, bridges, railroad tracks and tunnels;
•
adverse weather events like fires, floods, earthquakes, hurricanes, winter storms and extreme cold or other catastrophes (including adverse weather conditions that may be intensified by climate change);
•
cyberattack or other security breaches;
•
failure of its IT systems, including any failure of its current systems and/or as a result of transitioning to additional or replacement IT system;
•
public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses;
•
terrorism or threats of terrorism, acts of war or other violent acts; or
•
other operational problems, including those resulting from the risks described in this section.

Events such as those listed above can cause personal injury and loss life, disrupt the Company’s supply chain and impair its ability to manufacture or sell its products and have resulted in operating losses in the past. Any interruption or facility damage could prevent the Company from meeting customer demand for its products as well as require additional resources and/or require unplanned expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company’s results of operations and financial position. In addition, some of these hazards can result in, among other things: reputational damage; the imposition of civil or criminal penalties; workers’ compensation; and other claims against the Company with respect to workplace exposure, exposure of contractors and others located on or off the Company's premises.

The Company is subject to physical, financial, regulatory, transition and litigation risks associated with global, regional, and local weather conditions and climate change.

The Company’s operations and the operations of its suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the availability of water, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production and fiber availability. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, drought, flooding, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters or other conditions could also affect woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation could make wildfires more frequent or more severe and could adversely affect timber harvesting or the Company's hydroelectric generation. The effects of global, regional and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and any related litigation could also adversely impact its results of operations.

Implementation of climate-change mitigation programs could increase the Company's costs in the short term, including as a result of potential GHG emissions reporting obligations in the U.S. and more detailed mandatory reporting in both Ontario and Quebec, all of which may require additional resources for monitoring, tracking, calibrating and reporting information, as well as training and verification. Carbon price mechanisms, such as the cap-and-trade system in Quebec, have an impact on the operational costs of covered facilities, as well as the cost of fuel from distributors operating under the programs. The price of carbon in Canada could continue to increase, and a price on carbon could be introduced in the U.S. International reporting protocols could change their standards for reporting GHG emissions, including changing the distinction that is currently made between CO2 emissions from biomass combustion at stationary sources and CO2 generated from fossil fuels. Regulatory bodies could also change their position on the carbon-neutrality of biomass energy, which would significantly alter its carbon footprint. Adopting and incorporating new technologies to help with the transition toward a low-carbon economy are also transitional risks that could represent significant costs to the Company or may expose us to unforeseen risks.

There is increased focus on sustainability reporting and the importance of ESG scores from customers and other stakeholders, which may impact the Company's business.

Sustainability/ESG reporting frameworks are numerous and evolving rapidly. Sustainability governance, performance and disclosures are reviewed and monitored by customers, stakeholders and ESG scoring service providers using different methodologies, which may impact how stakeholders perceive, justifiably or not, the Company as a debtor, customer, supplier or business partner. In the event that the Company was unable to achieve its stated sustainability targets, goals and commitments or if its sustainability statements were challenged as erroneous, inaccurate or incomplete, whether justified or not, the Company could sustain damage to its reputation and expose itself to litigation and liability. Evolving standards and regulations related to climate change, sustainability and ESG reporting may also result in additional compliance costs, impose strain on its human capital resources, and expose the Company to a new type of credit risk.

The Company could be required to curtail production, shut down machine or facilities, restructure operations or dispose of facilities or business.

The Company is continuously seeking the most cost-effective means and structure to serve its customers and to respond to changes in its markets and declining demand for some of its products or to address productivity issues. Accordingly, from time to time, the Company has, and is likely to again curtail production, indefinitely or permanently shut-down machines or facilities, sell non-core assets and otherwise restructure operations to improve competitiveness and profitability. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of the Company's operating expenses, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt its ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve their goals, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

If the Company is unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, it could adversely affect the Company's ability to compete.

Based on market interest, the Company offers a number of its products, including pulp and paper, wood and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. The Company's ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond its control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of its suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If the Company is unable to offer certified products, for which demand is growing, or to meet commitments to supply certified products or meet the product specifications of its customers, it could adversely affect the marketability of the Company's products and its ability to compete with other producers.

Negative publicity, even if unjustified, could have a negative impact on the Company’s brands and the marketability of its products.

While the Company believes that it has established a reputation for transparent communications, social and corporate governance, responsible forestry practices, and overall sustainability leadership, negative publicity, whether or not justified, relating to its operations and its business or to its industry, could tarnish the Company's reputation or reduce the value of its brands and market demand for its products. In addition, the actions of activists, including legislative initiatives or other campaigns affecting boreal- sourced forest products, whether justified or not, could impede or delay the Company's ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that the Company seeks in order to supply certified products to its customers. Activist campaigns could affect the Company's revenues and require the Company to incur significant expenses and dedicate substantial resources to defend itself, rebuild its reputation, and restore the value of its brands.

The Company is currently transitioning from certain legacy system applications, and during the transition, such legacy systems may be more vulnerable to attack or failure and implementation of the transition may cause disruptions to the Company's business IT systems.

The Company is currently in the process of replacing certain legacy system applications with an integrated business management software platform. Prior to the completion of this upgrading process, the Company may not have supplier or third-party support for legacy systems in the event of failure or required updates, and such legacy systems may be more vulnerable to breakdown, malicious intrusion, and random attack. The Company may also experience difficulties maintaining or replacing the hardware infrastructure required to operate these legacy systems. Such legacy systems, if not properly functioning prior to their replacement, could adversely affect the Company's business.

During the process of replacing legacy systems, the Company could experience disruptions to its business IT systems and normal operating processes because of the projects’ complexity. The potential adverse consequences could include delays, loss of information, decreased management reporting capabilities, damage to the Company's ability to process transactions, harm to its control environment, diminished employee productivity, business interruptions, and unanticipated increases in costs. Further, the Company's ability to achieve anticipated operational benefits from new platforms is not assured.

Legal and Regulatory Risks

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject to a wide range of general and industry-specific laws and regulations in the U.S. and Canada, relating to pollution and the protection of the environment and natural resources as well as several requirements stipulated in its facilities’ permits, including those governing air emissions, greenhouse gases and climate change, water usage, wastewater discharges, harvesting, silvicultural activities, storage, management and disposal of hazardous substances and wastes, the investigation and cleanup of contaminated sites, landfill and wastewater treatment system operation and closure obligations, forest management and operations, endangered species and their habitat, health and safety matters, carbon pricing and climate change. In particular, the pulp and paper industry in the U.S. is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rules.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company could also incur substantial costs, such as civil, administrative or criminal fines, sanctions and enforcement actions (including orders limiting its operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with its past and present properties may lead to future environmental investigations. Those efforts may result in the determination of additional environmental costs and liabilities which cannot be reasonably estimated at this time.

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

In addition, the Company may also be liable under health and safety laws for related exposure of employees, contractors and other persons to substances and waste on or from its current or former properties or injuries, including asbestos-related personal injury litigation arising out of exposure to asbestos on or from its properties or operations and may incur substantial costs as a result of any defense, settlement, or adverse judgment in such litigation. The Company may not have access to insurance proceeds to cover costs associated with asbestos-related personal injury litigation.

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For additional information, refer to Item 1, Financial Statements and Supplementary Data, under Note 13 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of regulation under a wide variety of U.S. federal and state and Canadian laws, regulations and other government requirements, including among others, those relating to antitrust and competition laws, financial reporting and disclosure obligations, custom and trade, timber and water rights, occupational health and safety laws, data privacy, pension, benefit plans, labor and employment laws, the manufacture and sale of consumer products, including product safety and liability, the environment, and Indigenous peoples, among others. Many of these laws and regulations are complex and subject to evolving and differing interpretation. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, has required in the past, and could require in the future, substantial expenditures by the Company and adversely affect its results of operations. In addition, noncompliance with laws and regulations could significantly damage and require the Company to spend substantial amounts of money to rebuild its reputation which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company's ability to comply with these laws and regulations often depends, at least in part, on compliance by independent third parties, such as contractors and agents it retains to provide services. For example, its compliance with customs requirements for international shipments depends in part on compliance by its customs brokers, sureties, transportation companies, and external advisors, in addition to its own employees and consultants, and the Company could be liable for noncompliance by any of them, even if inadvertent. Failure to comply with laws and regulations can also be the result of unintended consequences, such as unforeseen consequences of information technology modifications, upgrades, or replacements. Although the Company strives to comply with laws and regulations applicable, no company can assure that it will successfully prevent, detect, or remediate all potential instances of non-compliance, and any failure to do so could be material, require substantial expenditures, and adversely affect its results of operations.

For additional information, refer to Item 1, Financial Statements and Supplementary Data, under Note 13 “Commitments and Contingencies.”

Products the Company produces in one country and export to another may become subject to additional duties or other international trade remedies or restrictions.

The Company produces products in the U.S. and Canada and sells products worldwide. Under trade and investment treaties and domestic trade laws, custom duties (also called tariffs) can be imposed by national governments where imports are “dumped” or “subsidized” and such imports cause material injury, or an imminent threat of injury, to a domestic industry. International trade laws also generally provide that national governments can adopt countervailing measures, including countervailing duties, regarding imported products that are subsidized through foreign government programs under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both, which are generally initiated at the request of local producers. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a tariff equal to the amount of dumping or subsidization, as applicable, should be imposed on the importer of the product. Tariffs can be legally challenged before local or international review bodies, but national governments will generally continue levying deposits on estimated customs duties during the pendency of such review proceedings, which can span over many years. Legal rules applicable to tariffs could also be modulated should certain national governments amend their legislation or withdraw from international treaties on tariffs or should such international treaties be renegotiated or terminated. The imposition of additional customs duties or deposit requirements in respect of estimated duties on one or more of the Company's products could materially affect its cash flow, and the competitive position of its operations relating to the affected product.

In addition, national governments could also impose non-tariff measures to restrict the import of some or all of the Company's imported products, such as quotas, tariff-rate quotas, import bans, licensing regimes, price bands or targeted domestic taxes. While such non-tariff measures could be legally challenged under existing trade treaties, non-tariff measures adopted by any country where the Company sells its products internationally could materially affect its cash flow, and the competitive position of its operations relating to the affected products.

The Company is subject to countervailing and anti-dumping duty orders on the vast majority of its U.S. imports of softwood lumber products produced at is Canadian sawmills, which could materially affect its results of operations and cash flows.

Most of the Company's U.S. imports of softwood lumber products produced in Canada are subject to orders requiring the Company to pay cash deposits to U.S. Customs for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed, shortly after the 2006 Softwood Lumber Agreement expired in October 2015, by U.S. softwood lumber products producers and forest landowners with Commerce and the U.S. International Trade Commission.

All countervailing and anti-dumping duty orders issued by the U.S. Department of Commerce (“Commerce”) in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor, the United States-Mexico-Canada Agreement (or, the “USMCA”). Deposits paid to U.S. Customs in the present dispute will not be converted into actual duties unless and until appeals have been exhausted.

The Company’s recently acquired subsidiary, Resolute Forest Products Inc., have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, there were four administrative reviews and could remain subject to further administrative reviews for years to come. As of March 31, 2023, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 10.10% and 4.76%, respectively and cumulatively.

These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA. Commerce is expected to issue its final determination in the fourth administrative reviews of the countervailing and anti-dumping investigations in the third quarter of 2023, following which new rates will take effect for the Company; the new rates were estimated at 6.05% for countervailing duties and 2.19% for anti-dumping duties in a non-binding, preliminary determination released on January 24, 2022, but are subject to modification in the upcoming final determinations.

The Company cannot provide any assurance regarding the estimated or final duty rates that may be determined by Commerce in its future administrative reviews. During any period in which the Company's U.S. imports of softwood lumber products from its Canadian sawmills are subject to countervailing or anti-dumping cash deposit requirements or duty requirements, its cash flows and the competitive position of those products and its related Canadian operations could be materially affected.

The Company is and may become a party to a number of legal proceedings, claims, governmental inquiries, investigations, and other disputes, and adverse judgments could have a material adverse effect on its financial condition.

The Company may become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that the Company believes could have a material adverse effect if not resolved in its favor, or that the Company believes to be significant, are discussed in Item 1, Note 13 “Commitments and Contingencies” of this Quarterly Report on Form 10-Q. However, the Company's reports do not disclose or discuss all matters of which it is aware. If the Company assessment of the probable outcome or materiality of a matter is not correct, the Company may not have made adequate provision for such loss and its financial condition, cash flows, or results of operations could be adversely impacted.

Some matters that the Company may be involved in from time-to-time result from claims brought by us against third parties, including customers, suppliers, governments or governmental agencies, activists and others. Even if such a matter does not involve a claim for damages or other penalty or remedial action against us, such a matter could nevertheless adversely affect its relationships with those and other third parties.

Financial Risks

The Company may incur substantially more debt. This could increase risks associated with its leverage.

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $2,369 million as of March 31, 2023 compared to $1,182 million as of December 31, 2022. The increase in the Company net indebtedness is mainly as a result of the Resolute Acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 1, Note 11 “Long-term debt”, of this Quarterly Report on Form 10-Q for more details.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency, comply with environmental laws and innovate to remain competitive.

If the Company’s available cash resources and cash generated from operations are not sufficient to fund its operating needs, make pension contributions, and finance its working capital, capital expenditures, and duty cash deposits, the Company would have to obtain additional funds from borrowings or other available sources or reduce or delay its capital expenditures. The Company may not be able to obtain additional funds on favorable terms, or at all.

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

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $2,369 million as of March 31, 2023 compared to $1,182 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and Farm Credit Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its ABL Revolving Credit Facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and Farm Credit Term Loan and borrowings, if any, under its ABL Revolving Credit Facility or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seek additional equity capital. Any of these remedies may not be executed on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the secured and unsecured long-term notes, the First Lien Term Loan Facility, Farm Credit Term Loan and the ABL Revolving Credit Facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

The Company is subject to the potential loss of important customers or a significant change in customer relationships or in customer demand for its products, as well as accounts receivable credit risk exposure, which could materially adversely affect the Company’s business, financial condition or results of operations.

The Company heavily relies on a small number of significant customers. Losing important customers, decrease demand for its products from an important customer or increases in accounts receivable credit risk exposure due to financial difficulties of its customers, could materially adversely affect the Company’s business, financial condition or results of operations.

An increase in interest rates could have a material adverse effect on the Company's business.

Borrowings under the Company's ABL Revolving Credit Facility and under its First Lien Term Loan and Farm Credit Term Loan bear interest at rates that are calculated based on LIBOR or SOFR or a base rate plus, in each case, an applicable margin. As a result, the Company is exposed to risks associated with an increase in interest rates, including if the U.S. Federal Reserve raises its benchmark interest rate. The Company may utilize derivative financial instruments, such as interest rate swaps, to manage its interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect the Company's business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.

The Company has liabilities with respect to its pension plans and the actual cost of its pension plan obligations could exceed current provisions.

Since pension fund obligations are primarily long-term in nature, losses in pension fund investments, if any, would result in increased contributions by the Company, over a period of time ranging from 5 to 15 years, depending upon the applicable legislation for funding pension deficits. Losses, if any, would also impact the Company’s results over a longer period of time and immediately increase liabilities and reduce equity.

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in government laws and regulations. The Company also has significant liabilities related to unfunded plans which are also subject to the future performance of the assets set aside in trusts for these plans and their underlying actuarial assumptions.

It is also possible that regulators, including Canadian provincial pension regulators, could attempt to compel additional funding of certain of the Company's pension plans, including its Canadian registered pension plans, in respect of plan members associated with sites it formerly operated. On June 12, 2012, one of our subsidiaries filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit, which could reach up to $111 million ($CDN150 million), within those plans, would have to be funded if the Company does not obtain the relief sought. At this time, the Company cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

The Company may be subject to losses that might not be covered in whole or in part by its insurance coverage.

The Company maintains property, business interruption, credit, general liability, casualty, and other types of insurance, including environmental liability, that the Company believes are in accordance with customary industry practices, but the Company is not fully insured against all potential hazards inherent in its business, including losses resulting from human error, natural disasters, war risks, or terrorist acts. As is typical in the industry, the Company also does not maintain insurance for any loss to its access to standing timber from natural disasters, regulatory changes, or other causes. Changes in insurance market conditions, including the impact of climate change on the insurance industry, have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If the Company were to incur a significant liability for which it was not fully insured, or at all, the Company might not be able to finance the amount of the uninsured liability on terms acceptable to the Company or at all, and might be obligated to divert a significant portion, or all, of its cash flow from normal business operations.

Market Risks

The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business and results of operations.

The Company competes with U.S., Canadian, European, and Asian producers and, for many of its product lines with global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. Because the markets for the Company’s products are highly competitive, actions by competitors can affect the Company's ability to compete and the volatility of prices at which its products are sold. For example, favorable market price conditions of wood, pulp or paper products could attract investments from competitors, including the reopening of plants in markets where the Company competes, which in turn could have an impact on the Company's sales, results of operations and cash flows.

The Company’s ability to maintain satisfactory margins depends largely on its ability to control its costs. The Company's industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability which could have a material adverse effect on its business and results of operations.

Conditions in the global geopolitical and economic environment, including the global capital and credit markets, can adversely affect the Company’s business, results of operations and financial position.

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

The Company may be negatively impacted by geopolitical issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments, change in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitation on the ability of potential customers to import products or obtain foreign currency for payment of imported products and political and economic instability, including pandemics, significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which the Company operates or trades.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the U.S. and Canada. As a result, it is exposed to movements in foreign currency exchange rates in Canada. The Company sells its products mainly in transactions denominated in U.S. dollars, but it also sells in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Certain assets and liabilities, including a substantial portion of the Company net pension and other postretirement benefit obligations and its deferred income tax assets, are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. The Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use foreign exchange derivative instruments to mitigate its exposure to fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

General Risks

A global pandemic (or any disease outbreak, including epidemics, pandemics, or similar widespread public health concerns such as the recent COVID-19 pandemic) could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position.

The Company is subject to a number of risks and uncertainties related to pandemics, including the COVID-19 pandemic, its resulting variants, illnesses, and related impacts, the nature, intensity and duration of which are uncertain and difficult to predict.

The COVID-19 pandemic, including related governmental responses and economic impacts, market disruptions and changes in consumer habits, has heightened the risks and uncertainties described in the risk factors, and should be read in conjunction therewith. The outbreak of future pandemics is difficult to predict and could have similar or greater impacts.

The Company’s financial results could be affected by changes in U.S. and foreign tax laws or in the mix of its U.S. and foreign earnings, as well as adjustments to its estimates of uncertain tax issues or results from audits by U.S. or foreign tax authorities.

The Company is subject to U.S. and foreign tax laws and regulations. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating its provision and accruals for these taxes. International tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”), enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact the Company’s financial results.

The Company’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates or changes in the valuation of deferred tax assets and liabilities. The Company is also subject to the examination of its tax returns and other matters by tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. Taxing authorities may disagree with the positions the Company has taken regarding the tax treatment or characterization of its transactions. If any tax authorities were successful in challenging the tax treatment or characterization of any of the Company’s transactions, it could also adversely affect its financial results.

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

Difficulties in the Company's employees’ relations or difficulties identifying, attracting, and retaining employees for work, could lead to operational disruptions or increase costs.

The success of the Company is substantially dependent, in part, on maintaining good relations with its employees and minimizing employee turnover and on the efforts and abilities of its key personnel, including its executive management team, to develop and implement its business strategies and manage its operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations and certain positions with specialized skill sets, could lead to operational disruptions or increased costs. The failure to retain key personnel or to develop successors with appropriate skills and experience for key positions in the Company could adversely affect the development and achievement of critical organizational strategies, goals and objectives. In addition, as experienced workers retire, the Company could encounter loss of knowledge and specialized skills sets, which could lead to operational disruptions or increased costs. There can be no assurance that the Company will be able to retain or develop the key personnel it needs and the failure to do so may adversely affect its financial condition and results of operations.

The Company's operations could be adversely affected by disruptions to its Information Technology (IT) Services.

The Company’s IT systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The failure of the Company’s IT systems, including any failure of the Company’s current systems and/or as a result of transitioning to additional or replacement IT systems, as the case may be, to perform as the Company anticipates could disrupt the Company’s business and could result in, among other things, transactions errors, processing inefficiencies, disruption of production and/or deliveries, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company’s business, financial position and results of operations and the effectiveness of its internal control over financial reporting could be negatively impacted. Additionally, the regulatory environment surrounding information security data privacy and data protection is becoming increasingly restrictive and is evolving frequently.

The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Cybersecurity and privacy related incidents and vulnerabilities may remain undetected for an extended period of time. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents, none of which, to the Company's knowledge, have had a material impact on its business information systems or operations. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third-party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins. Recent developments in cybersecurity and privacy legislation in different jurisdictions are imposing additional obligations on the Company and could expand its potential liability in the event of a cybersecurity or privacy incident.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2023, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1*	Senior Advisor Services Agreement between John D. Williams and Domtar Corporation	8-K	10.1	03/31/2023

10.2*	Resolute Forest Products Inc. 2019 Equity Incentive Plan	10-Q	10.4	08/09/2019

10.3*	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan	S-8	10.1	08/05/2020

10.4*	Resolute Forest Products DC Make-up Program, effective January 1, 2012	10-Q	10.3	05/10/2012

10.5*	2023 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada and International

10.6*	2023 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S.

10.7*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Performance Stock Unit Agreement

10.8*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Restricted Stock Unit Agreement

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 4, 2023

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)