Form 10-Q
period 2023-06-30
Domtar CORP
filed 2023-08-03
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022 (1)	2023	2022 (1)
	(Unaudited)
	$	$	$	$
Sales	1,730	1,148	3,153	2,219
Operating expenses
Cost of sales, excluding depreciation and amortization	1,492	935	2,600	1,813
Depreciation and amortization	80	64	140	132
Selling, general and administrative	96	73	178	147
Asset conversion costs (NOTE 10)	33	12	63	25
Transaction costs (NOTE 3)	7	3	63	6
Other operating loss (income), net	1	(5)	(1)	(2)
	1,709	1,082	3,043	2,121
Operating income from continuing operations	21	66	110	98
Interest expense, net	58	24	103	45
Non-service components of net periodic benefit cost (NOTE 6)	(4)	(17)	(8)	(26)
(Loss) earnings before income taxes	(33)	59	15	79
Income tax (benefit) expense (NOTE 7)	(9)	14	(65)	19
(Loss) earnings from continuing operations	(24)	45	80	60
Earnings from discontinued operations, net of taxes (NOTE 4)	11	5	13	18
Net (loss) earnings	(13)	50	93	78
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(3) and $(1), respectively (2022 – $2 and $(3), respectively)	9	(7)	4	10
Less: Reclassification adjustment for losses (gains) included in net (loss) earnings, net of tax of $(1) and $(4), respectively (2022 – $2 and $2, respectively)	3	(4)	11	(6)
Foreign currency translation adjustments	25	(20)	26	(7)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of nil, respectively (2022 – $(4) and $(4), respectively)	—	11	—	11
Other comprehensive income (loss)	37	(20)	41	8
Comprehensive income	24	30	134	86

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2023	2022 (1)
	(Unaudited)
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $5 and nil	58	391
Receivables, less allowances of $8 and $4	716	549
Receivables from related party (NOTE 15)	11	13
Inventories (NOTE 8)	1,301	718
Prepaid expenses	93	26
Income and other taxes receivable	62	45
Other current assets	17	—
Assets held for sale (NOTE 4)	530	—
Total current assets	2,788	1,742
Property, plant and equipment, net	3,308	2,815
Operating lease right-of-use assets	110	43
Intangible assets, net	90	23
Deferred income tax assets	505	—
Other assets (NOTE 9)	461	251
Total assets	7,262	4,874
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	17
Trade and other payables	882	642
Payables to related party (NOTE 15)	1	9
Income and other taxes payable	20	61
Operating lease liabilities due within one year	28	17
Due to related party (NOTE 15)	50	102
Long-term debt due within one year (NOTE 11)	67	47
Liabilities held for sale (NOTE 4)	72	—
Total current liabilities	1,120	895
Long-term debt (NOTE 11)	2,404	1,503
Due to related party (NOTE 15)	135	—
Operating lease liabilities	87	27
Deferred income taxes and other	170	507
Pension and post-retirement benefit obligations	747	109
Other liabilities and deferred credits	286	69
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,000	1,585
Retained earnings	341	248
Accumulated other comprehensive loss	(28)	(69)
Total shareholders' equity	2,313	1,764
Total liabilities and shareholders' equity	7,262	4,874

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2023
	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at March 31, 2023 (1)	2,185	354	(65)	2,474
Net loss	—	(13)	—	(13)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	9	9
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	25	25
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at June 30, 2023	2,000	341	(28)	2,313

	For the six months ended
	June 30, 2023
	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2022 (1)	1,585	248	(69)	1,764
Net earnings	—	93	—	93
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	4	4
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4)	—	—	11	11
Foreign currency translation adjustments	—	—	26	26
Capital contribution	600	—	—	600
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at June 30, 2023	2,000	341	(28)	2,313

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended (1)
	June 30, 2022
	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at March 31, 2022	1,846	(348)	52	1,550
Net earnings	—	50	—	50
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(7)	(7)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	(4)	(4)
Foreign currency translation adjustments	—	—	(20)	(20)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(4)	—	—	11	11
Balance at June 30, 2022	1,846	(298)	32	1,580

	For the six months ended (1)
	June 30, 2022
	Additional paid-in capital	Deficit	Accumulated other comprehensive income	Total shareholders' equity
	(Unaudited)
	$	$	$	$
Balance at December 31, 2021	1,846	(376)	24	1,494
Net earnings	—	78	—	78
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	10	10
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	(6)	(6)
Foreign currency translation adjustments	—	—	(7)	(7)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(4)	—	—	11	11
Balance at June 30, 2022	1,846	(298)	32	1,580

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30,	June 30,
	2023	2022 (1)
	(Unaudited)
	$	$
Operating activities
Net earnings	93	78
Adjustments to reconcile net earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	140	132
Deferred income taxes and tax uncertainties (NOTE 7)	(65)	(7)
Net gains on disposals of property, plant and equipment	(7)	—
Other	15	(1)
Changes in assets and liabilities, excluding the effect of acquisition and sale of businesses
Receivables, including related party	85	(7)
Inventories	(81)	(15)
Prepaid expenses	(28)	9
Trade and other payables, including related party	(252)	36
Income and other taxes	(47)	36
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(25)	(23)
Other assets and other liabilities	4	(5)
Cash flows (used for) provided from operating activities	(168)	233
Investing activities
Additions to property, plant and equipment	(143)	(217)
Proceeds from disposals of property, plant and equipment	7	23
Proceeds from sale of business, net of cash disposed (NOTE 3)	—	237
Acquisition of businesses, net of cash acquired	(1,098)	—
Other	(7)	—
Cash flows (used for) provided from investing activities	(1,241)	43
Financing activities
Issuance of capital	500	—
Net change in bank indebtedness	(17)	—
Change in revolving credit facility	300	(115)
Issuance of long-term debt, net of debt issue costs	930	127
Repayments of long-term debt	(630)	(379)
Other	(8)	(2)
Cash flows provided from (used for) financing activities	1,075	(369)
Net decrease in cash and cash equivalents	(334)	(93)
Impact of foreign exchange on cash	1	(2)
Cash, cash equivalents and restricted cash at beginning of period	391	302
Cash, cash equivalents and restricted cash at end of period	58	207
Supplemental cash flow information
Net cash payments for:
Interest	95	59
Income taxes	66	11

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

On June 29, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”) for a purchase consideration of $185 million. Paper Excellence group of companies owns both Domtar and SPI. The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control which was November 30, 2021. Refer to Note 3 “Acquisition of businesses” for more information on the acquisition of SPI.

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. (“Resolute”) through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar (the “Acquisition”). See Note 3 “Acquisition of businesses” for additional information on the Acquisition.

For purposes of the Company’s financial statement presentation, Domtar was determined to be the accounting acquirer in the Acquisition. The Consolidated financial statements for the three and six months ended June 30, 2023 reflect the results of operations and financial position of Domtar, including the results of operations of Resolute, since the acquisition date.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission. The December 31, 2022 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, as adjusted for the impact of SPI acquisition, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Results for the first half of the year may not necessarily be indicative of full-year results.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company has not yet elected any optional expedients provided in the standard. The Company will apply the accounting relief, if necessary, as relevant contract and hedge accounting relationship modifications are made during the reference rate reform transition period. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION OF BUSINESSES

Acquisition of Skookumchuck Pulp Inc. – transaction between entities under common control

On June 29, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owns both Domtar and SPI. The acquisition consideration transferred to Paper Excellence consisted of: a $50 million non-interest bearing promissory note due July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by Paper Excellence after June 30, 2031, which are included in Due to related party on the Consolidated Balance Sheet.

The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that SPI’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a deemed dividend of $55 million, which corresponds to the excess of the purchase consideration of $185 million over the carrying value of the net assets transferred of $130 million on the acquisition date. Further, ASC 805-50 requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control, which was November 30, 2021.

For the three and six months ended June 30, 2023, the Company recognized $1 million and $1 million, respectively, of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

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

The acquisition date fair value of the consideration transferred is approximately $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds estimated to be $118 million and included in Other liabilities and deferred credits in the Consolidated Balance Sheets.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible and intangible assets, off-market contracts and deferred income tax assets, as well as certain liabilities, are subject to change. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The final purchase price allocation may be materially different from the preliminary purchase price allocation.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

Fair value of net assets acquired at the date of acquisition - Preliminary values
Receivables	$309
Inventories	525
Prepaid expenses	30
Other current assets	13
Property, plant and equipment	672
Operating lease right-of-use assets	47
Intangible assets, net (1)	69
Deferred income tax assets	775
Other assets (2)	187
Assets held for sale	265
Total assets	2,892

Less: Assumed Liabilities
Trade and other payables	544
Operating lease liabilities (including short-term portion)	49
Long-term debt (including short-term portion)	312
Pension and other post-retirement benefit obligations	643
Other liabilities	87
Liabilities held for sale	41
Total liabilities	1,676

Fair value of net assets acquired at the date of acquisition	1,216
(1)
The Company identified $69 million of off-market contracts, of which $10 million are being amortized over a weighted-average useful life of 9.5 years.
(2)
Other assets include $132 million of deposits and $21 million of equity method investments.

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

In the second quarter of 2023, the main adjustments to the previously reported preliminary purchase price allocation were as follows: Deferred income tax assets increased by $291 million, mainly reflecting the recognition of U.S. deferred income tax assets following an ownership change; Property, plant and equipment decreased by a net amount of $241 million; the estimate fair value of countervailing and anti-dumping duty cash deposits on softwood lumber, included in Other assets, decreased by $20 million; and Other liabilities increased for a litigation provision of $15 million related to a Superfund Site. See Note 13 “Commitments and Contingencies” for more information. The Company also recognized a $8 million reduction of off-market long-term contracts, which were also reclassified from Other assets to Intangible assets, net.

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

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

The preliminary estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary estimated fair value of work in process inventory and raw materials in wood products was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary estimated fair value of raw materials, except for raw materials in wood products, and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The preliminary estimated fair value of other working capital items was determined to approximate their historical carrying values.

For the three and six months ended June 30, 2023, the Company recognized $2 million and $55 million of transaction related costs associated to the Acquisition, respectively, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the period from March 1, 2023 to June 30, 2023 are $875 million and $30 million, respectively.

The following represents the pro forma Consolidated Statements of Earnings (Loss) and Comprehensive Income if Resolute had been included in the Company’s consolidated results for the six months ended June 30, 2023 and for the three and six months ended June 30, 2022:

	For the three months ended	For the six months ended
	June 30,	June 30,	June 30,
	2022	2023	2022
	(Unaudited)	(Unaudited)
	$	$	$

Sales	2,094	3,602	4,052
Net earnings	161	157	280

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Resolute to reflect the reduction in interest expense and the additional depreciation and operating costs that would have been charged assuming the fair value adjustments to property, plant and equipment and off-market energy contracts had been applied on January 1, 2022, together with the related tax effects. In addition, these amounts include the additional interest expense incurred by the Company in relation to the financing of the Acquisition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

DISCONTINUED OPERATIONS

Mandated sale of Thunder Bay and Dryden, Ontario mills

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar. The Acquisition was subject to regulatory in various jurisdictions, including review by the Canadian Competition Bureau, which outlined certain stipulations in a consent agreement before providing their final approval.

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

The two mills are classified as held for sale and will be sold to two independent purchasers that have been approved by the Commissioner.

On May 26, 2023, the Company entered into an asset purchase agreement to sell the Thunder Bay pulp and paper mill to an affiliate of Atlas Holdings for $219 million in cash, subject to customary adjustments. The transaction closed on August 1, 2023.

The results of operations of the Company’s pulp and paper mill in Thunder Bay, Ontario (the "Thunder Bay disposal group") are classified as discontinued operations as the mill is part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the period of March 1, 2023 to June 30, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. In addition, the related assets and liabilities of the Thunder Bay disposal group are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at June 30, 2023. For the three and six months ended June 30, 2023, the Company recognized $2 million and $2 million, respectively, of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

On February 26, 2023, the Company entered into an Asset Purchase Agreement to sell the Company’s Dryden, Ontario mill (the "Dryden disposal group") for a purchase price of $240 million in cash, subject to customary adjustments and customary closing conditions. The transaction closed on August 1, 2023. The results of operations of the Dryden disposal group are not classified as discontinued operations as the mill is part of the pre-existing assets of Domtar. In addition, the related assets and liabilities are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at June 30, 2023. For the three and six months ended June 30, 2023, the Company recognized $2 million and $5 million, respectively, of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the period from January 1, 2022 to June 30, 2022. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

Major components of earnings from discontinued operations:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
	$	$	$	$
Sales	71	66	97	154
Operating expenses
Cost of sales, excluding depreciation and amortization	57	52	79	119
Transaction costs	—	6	—	9
Other operating loss, net	—	—	1	—
	57	58	80	128
Operating income	14	8	17	26
Net gain on disposition of discontinued operations	—	—	—	—
Earnings from discontinued operations before income taxes	14	8	17	26
Income tax expense	3	3	4	8
Net earnings from discontinued operations	11	5	13	18

Major classes of assets and liabilities classified as held for sale in the accompanying Consolidated Balance Sheets were as follows:

At
June 30,
2023
$
Assets
Receivables	84
Inventories	93
Prepaid expenses	2
Long-term assets	351
Total assets of the disposal groups classified as held for sale on the Consolidated Balance Sheets (1)	530

Liabilities
Trade and other payables	59
Operating lease liabilities	5
Other liabilities and deferred credits	8
Total liabilities of the disposal groups classified as held for sale on the Consolidated Balance Sheets (1)	72
(1)
Total assets and liabilities of the Thunder Bay and Dryden disposal groups are classified in current assets and liabilities, respectively, in the Company’s Consolidated Balance Sheet.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Cash Flows from Discontinued Operations:

	For the six months ended
	June 30,	June 30,
	2023	2022
	$	$
Cash flows provided from operating activities	15	39
Cash flows used for investing activities	(4)	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2023, one customer located in the U.S. represented 10% or $77 million of the Company’s receivables (December 31, 2022 – two customers located in the U.S. represented 26% or $144 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 6 months.

The natural gas derivative contracts were effective as of June 30, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The foreign exchange derivative contracts were effective as of June 30, 2023.

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

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2023 and December 31, 2022, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	7	—	7	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	3	—	3	—	(a)	Other assets
Total Assets	11	—	11	—

Liabilities derivatives
Currency derivatives	4	—	4	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Total Liabilities	5	—	5	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,243	—	2,243	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2022	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	16	—	16	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Trade and other payables
Currency derivatives	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	22	—	22	—

Other Instruments:
Long-term debt due within one year	47	—	47	—	(b)	Long-term debt due within one year
Long-term debt	1,321	—	1,321	—	(c)	Long-term debt

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. The carrying value of the Company’s long-term debt due within one year is $67 million and $47 million at June 30, 2023 and December 31, 2022, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,404 million and $1,503 million at June 30, 2023 and December 31, 2022, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, bank indebtedness, trade and other payables and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2023, the pension expense was $13 million and $26 million, respectively (2022 – $8 million and $20 million, respectively).

The Company expects to contribute approximately $26 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Prior to the Acquisition, Resolute provided a range of benefits to its employees and retirees, including pension benefits and post-retirement benefits. As part of the Acquisition, the Company assumed the assets and liabilities associated with these plans. Accordingly, on the acquisition date, the Company recorded assets of $19 million and liabilities of $656 million on the Consolidated Balance Sheet related to Resolute's pension and post-retirement benefit plans.

The underlying fair value of the pension fund assets and liabilities related to the defined benefit pension plans and post-retirement benefit plans of Resolute were $3,029 million and $3,666 million, respectively, at the time of the Acquisition.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2023		June 30, 2023
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	12	—
Interest expense	55	2	80	2
Expected return on plan assets	(61)	—	(90)	—
Net periodic benefit cost	2	2	2	2

	For the three months ended		For the six months ended
	June 30, 2022		June 30, 2022
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	—	11	—
Interest expense	9	—	18	1
Expected return on plan assets	(18)	—	(37)	—
Settlement gain (1)	(8)	—	(8)	—
Net periodic benefit cost	(12)	—	(16)	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6 – PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(1) During the second quarter of 2022, the Company entered into agreements with insurance companies to purchase group annuity buy-out contracts and transfer approximately $105 million (CDN $135 million) of its Quebec, Canada defined benefit plans' projected benefit obligations and $85 million of its U.S. defined benefit plans' projected benefit obligations. The transactions closed in April 2022 for Canada and in June 2022 for the U.S. and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $141 million (CDN $180 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 3,253 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of April 30, 2022 for Canada and June 30, 2022 for the U.S. and the Company recognized a non-cash pension settlement gain of $8 million before tax in the second quarter of 2022.

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

For the three and six months ended June 30, 2023, the Company contributed $16 million and $22 million, respectively, (2022 – $2 million and $4 million, respectively) to the pension plans and $4 million and $6 million, respectively, (2022 – $1 million and $2 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $32 million to the pension plans and $7 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2023, the Company’s income tax benefit was $9 million, consisting of a current income tax benefit of $5 million and a deferred income tax benefit of $4 million. This compares to an income tax expense of $14 million in the second quarter of 2022, consisting of a current income tax expense of $23 million and a deferred income tax benefit of $9 million. The Company made payments, net of income tax refunds, of $16 million during the second quarter of 2023. The effective tax rate was 27% compared with an effective tax rate of 24% in the second quarter of 2022. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2023 was favorably impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. This was more than offset by a $5 million unfavorable deferred tax impact related to the change in expected future provincial effective tax rates after the amalgamation with Skookumchuck Pulp Inc.

For the first six months of 2023, the Company’s income tax benefit was $65 million, consisting of a current income tax expense of $6 million and a deferred income tax benefit of $71 million. This compares to an income tax expense of $19 million in the first six months of 2022, consisting of a current income tax expense of $26 million and a deferred income tax benefit of $7 million. The Company made payments, net of income tax refunds, of $66 million during the first six months of 2023. The effective tax rate was -433% compared to an effective tax rate of 24% in the first six months of 2022.The effective tax rate for the first half of 2023 was impacted by the reversal of the valuation allowance on Skookumchuck Pulp Inc.’s tax loss carryforwards due to management’s assessment that the future income of Skookumchuck Pulp Inc. would be sufficient to utilize the losses prior to expiration. There were also transaction costs incurred in the first half of 2023 which provided minimal tax benefit.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2023	2022
	$	$
Work in process and finished goods	717	400
Raw materials	265	147
Operating and maintenance supplies	319	171
	1,301	718

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	June 30,	December 31,
	2023	2022
	$	$
Pension asset - defined benefit pension plans	247	219
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	145	—
Other	69	32
	461	251

As of June 30, 2023, a total of $584 million of estimated countervailing and anti-dumping duty cash deposits on softwood lumber were paid. Of this amount, $563 million of deposits were paid at acquisition date and were included in the preliminary purchase price allocation (refer to Note 3 “Acquisition of businesses”). These deposits are measured since the acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

ASSET CONVERSION COSTS

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion was fully completed in June 2023. For the three and six months ended June 30, 2023, the Company recorded $33 million and $63 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2022 – $12 million and $25 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

LONG-TERM DEBT

		Par		June 30,	December 31,
	Maturity	Amount	Currency	2023	2022
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	121	121
6.75% Notes	2044	150	USD	156	157
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	300	USD	300	—
First Lien Term Loan	2028	353	USD	350	639
Farm Credit Term Loan A	2030	658	USD	652	—
Farm Credit Term Loan B	2028	276	USD	276	—
Other			USD	—	14
Finance lease obligations	2023 - 2028			5	4
				2,502	1,577

Less: Unamortized debt issuance costs				31	27

Less: Due within one year				67	47
				2,404	1,503

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

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at June 30, 2023.

On June 30, 2023, the Company had borrowings of $300 million and $179 million of letters of credit outstanding under this facility, leaving unused commitments of $521 million available.

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

JUNE 30, 2023

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

The Company repaid $8 million of Farm Credit Term Loan A and $3 million of Farm Credit Term Loan B respectively, in the second quarter of 2023 as required for quarterly amortization. At June 30, 2023 there was $658 million of borrowings under Farm Credit Term Loan A and $276 million of borrowings under Farm Credit Term Loan B.

FIRST LIEN TERM LOAN FACILITY

During the second quarter of 2023, the Company repaid $4 million as required for quarterly amortization. The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At June 30, 2023 there was $353 million of borrowings outstanding under the First Lien Term Loan Facility.

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

EXISTING DOMTAR NOTES CHANGE OF CONTROL OFFERS

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of June 30, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	14	N/A	N/A	N/A	14
Currency options	(2)	N/A	N/A	N/A	(2)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Net (loss) gain	N/A	(11)	9	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(71)	(71)
Other comprehensive (loss) income before reclassifications	(4)	(11)	9	(71)	(77)
Amounts reclassified from Accumulated other comprehensive income	(8)	(7)	(1)	—	(16)
Net current period other comprehensive (loss) income	(12)	(18)	8	(71)	(93)
Balance at December 31, 2022	(12)	(1)	7	(63)	(69)
Natural gas swap contracts	(5)	N/A	N/A	N/A	(5)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	8	N/A	N/A	N/A	8
Net gain	N/A	—	—	N/A	—
Foreign currency items	N/A	N/A	N/A	26	26
Other comprehensive income before reclassifications	4	—	—	26	30
Amounts reclassified from Accumulated other comprehensive loss	11	—	—	—	11
Net current period other comprehensive income	15	—	—	26	41
Balance at June 30, 2023	3	(1)	7	(37)	(28)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30,	June 30,
	2023	2022
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	—	5
Currency options and forwards (1)	(4)	1
Total before tax	(4)	6
Tax benefit (expense)	1	(2)
Net of tax	(3)	4

Amortization of defined benefit pension items
Amortization of net actuarial gain (2) (3)	—	8
Total before tax	—	8
Tax expense	—	(2)
Net of tax	—	6

Amortization of other post-retirement benefit items
Discontinued operations	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30,	June 30,
	2023	2022
	$	$
Net derivatives (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(7)	6
Currency options and forwards (1)	(8)	2
Total before tax	(15)	8
Tax benefit (expense)	4	(2)
Net of tax	(11)	6

Amortization of defined benefit pension items
Amortization of net actuarial gain (2) (3)	—	8
Total before tax	—	8
Tax expense	—	(2)
Net of tax	—	6

Amortization of other post-retirement benefit items
Discontinued operations	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

(1)
These amounts are included in Cost of Sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).
(3)
Includes the non-cash pension settlement gain of $8 million recognized in the second quarter of 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

A former owner of the Company’s Dryden, Ontario manufacturing site (the "Dryden Property") operated a chlor-alkali plant during the 1960s and 1970s, during which time, mercury and other pollutants were used and discharged into the environment. In conjunction with the sale and redevelopment of the Dryden Property, the Province of Ontario (the “Province”) provided a broad indemnity (the "Indemnity") in 1985 to the then purchaser of the Dryden Property and its successors and assigns with respect to the discharge of any pollutant, including mercury, by the historical operators of the Dryden Property. This Indemnity subsequently was assigned to the Company in connection with its purchase of the Dryden Property.

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

The Company has environmental liabilities of $59 million recorded as of June 30, 2023 primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $54 million recorded as of June 30, 2023, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

These liabilities are included in Trade and other payables and Other liabilities and deferred credits in the Consolidated Balance Sheets.

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

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2023, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2023, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2023, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and, the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that now outdated rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources. On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all coal-fired power plants to choose between carbon capture and sequestration, natural gas-co-firing, or retirement by 2032 (or 2035 with a 20% operating limit). The new rule also applies to all new gas combustion turbines and existing turbines that are large and frequently operated, requiring carbon capture and sequestration or the co-firing of or conversion to hydrogen in lieu of natural gas. While the rule, if finalized as proposed, would dramatically change the electric power sector, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of June 30, 2023, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Countervailing Duties

On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, the Company was required to pay cash deposits to the U.S. Customs and Border Protection agency (“U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of its U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, the Company was required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing order; as a result, from December 1, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing order; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 18.07%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the countervailing order; as a result, from August 9, 2022 to July 31, 2023, the Company has been required to pay cash deposits to U.S. Customs at a rate of 10.10%. Commerce issued its final determination dated July 26, 2023, in the fourth administrative review of the countervailing order; as a result, since August 1, 2023, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 1.79%. Through June 30, 2023, the Company’s cash deposits paid totaled $457 million.

Anti-dumping Duties

On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, the Company was required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of the Company's U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, the Company was required to pay cash deposits to U.S. Customs at a rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping order; as a result, from November 30, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping order; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 11.59%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the anti-dumping order; as a result, from August 9, 2022 to July 31, 2023, the Company has been required to pay cash deposits to U.S. Customs at a rate of 4.76%. Commerce issued its final determination dated July 26, 2023, in the fourth administrative review of the anti-dumping order; as a result, since August 1, 2023, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 6.20%. Through June 30, 2023, the Company’s cash deposits paid totaled $127 million.

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, and fourth administrative reviews, the fifth administrative review remains pending. On March 14, 2023, Commerce published a notice initiating the fifth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada; in decisions published on April 19, and 20, 2023, the Company was not selected as a mandatory respondent in the countervailing and anti-dumping proceedings, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The hearing for the anti-dumping appellate review took place on June 6 and 7, 2023, as the Company now awaits a ruling by the Panel, while the hearing for the countervailing appellate review is expected to take place on September 27-29, 2023. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. Further, on May 8, 2023, the Company filed with the U.S. Court of International Trade ("CIT") a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order.

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

World Trade Organization Appeal

In addition, on August 24, 2020, the World Trade Organization’s (the “WTO”) dispute panel issued a report (the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the U.S. notified the WTO’s dispute settlement body of its decision to appeal the Panel Report.

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of June 30, 2023, the Company had $101 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

FIBREK ACQUISITION

Effective July 31, 2012, the Company completed the final step of the transaction pursuant to which it acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or $23 million (C$31 million) in aggregate, plus interest and an additional indemnity, for a total estimated at $33 million (C$44 million) payable in cash. Of the amount, $14 million (C$19 million) was payable immediately and paid on October 2, 2019. The remaining balance of $22 million (C$29 million) as of June 30, 2023 which includes accrued interest, is recorded in Trade and other payables in the Consolidated Balance Sheet. The Company has appealed the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of $23 million (C$30 million) was registered on its Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter was held in November 2022 and the Company is awaiting a decision.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company contends, among other things, that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to C$150 million ($113 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter is scheduled in the first quarter of 2024.

SUPERFUND SITE

On May 17, 2023, the EPA issued a General Notice of Liability and Demand for Reimbursement of Response Costs Expended at the Barite Hill/Nevada Goldfields Superfund Site (the “Notice of Liability”) to the Company. The Notice of Liability states that the EPA believes that the Company may be liable under Section 107(a) of the Comprehensive, Environmental Response, Compensation, and Liability Act (“CERCLA”) for costs the EPA has incurred at the Barite Hill/Nevada Goldfields Superfund Site (the “Site”). The approximate total response costs identified by the EPA in the Notice of Liability through January 19, 2023 was approximately $21 million. The Company believes that the EPA may also seek to hold it responsible for future remediation costs at the Site.

The Company recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, in Other liabilities in the preliminary purchase price allocation. See Note 3 “Acquisition of businesses” for more information. The Company is in the process of evaluating the impact of the Notice of Liability and the provision may be adjusted during the measurement period.

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the facility. The mill was restarted during the first quarter of 2023, operating at limited capacity. The fire incident resulted in third-party damages, costs and expenses, in addition to damages to the Menominee facility. The Company currently does not believe it is probable that it will incur any material loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

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

For the three and six months ended June 30, 2023, the Company recognized direct costs of $13 million and $19 million, respectively, which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $4 million under Other operating loss (income), net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income. For the three and six months ended June 30, 2023, $27 million and $29 million, respectively, were received from the insurer, and as of June 30, 2023, an amount of $8 million was recorded under Receivables on the Consolidated Balance Sheet.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. At this time, the Company expects that its total insurance claim will amount to approximately $90 million ($80 million, net of deductible). The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SEGMENT DISCLOSURES

Following the recent acquisition of Resolute Forest Products Inc. on March 1, 2023, the Company revised its segment structure and now operates as two reportable segments as described below, which also represent its two operating segments based on the Company's organizational structure:

•
Domtar – consists of the design, manufacturing, marketing and distribution of communication, specialty and packaging papers, as well as softwood, hardwood and fluff pulp and high quality airlaid and ultrathin laminated cores.
•
Resolute – consists of the design, manufacturing, marketing and distribution of market pulp, tissue, wood products and paper.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2023	2022	2023	2022
	$	$	$	$
Sales by segment
Domtar	1,100	1,148	2,285	2,219
Resolute	635	—	875	—
Total for reportable segments	1,735	1,148	3,160	2,219
Intersegment sales	(5)	—	(7)	—
Consolidated sales	1,730	1,148	3,153	2,219
Sales by product group
Communication papers	625	635	1,273	1,214
Specialty and packaging papers	266	189	495	364
Market pulp	411	324	800	641
Newsprint	99	—	141	—
Tissue	57	—	77	—
Wood	272	—	367	—
Consolidated sales	1,730	1,148	3,153	2,219
Operating income (loss) from continuing operations
Domtar	44	66	167	98
Resolute	(23)	—	(57)	—
Consolidated operating income from continuing operations	21	66	110	98
Interest expense, net	58	24	103	45
Non-service components of net periodic benefit cost	(4)	(17)	(8)	(26)
(Loss) earnings before income taxes	(33)	59	15	79
Income tax (benefit) expense	(9)	14	(65)	19
(Loss) earnings from continuing operations	(24)	45	80	60
Earnings from discontinued operations, net of taxes	11	5	13	18
Net (loss) earnings	(13)	50	93	78

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

RELATED PARTY TRANSACTIONS

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. Refer to Note 3 “Acquisition of businesses” for details.

The Company has other receivables with Paper Excellence and their affiliates of $11 million and $13 million at June 30, 2023 and December 31, 2022, respectively.

The Company has other payables with Paper Excellence and their affiliates of $1 million and $111 million at June 30, 2023 and December 31, 2022, respectively.

For the three and six months ended June 30, 2023, the Company recognized $2 million and $4 million, respectively (2022 – $3 million and $6 million, respectively) of management fees paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income under Selling, general and administrative expense.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term MBF refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2023 and June 30, 2022. The three month and six month periods are also referred to as the second quarter and first half of 2023 and 2022. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

Domtar Corporation acquired Skookumchuck pulp mill, from Paper Excellence

On June 29, 2023, we completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owns both Domtar and SPI. The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control, which requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control which was November 30, 2021. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of SPI.

Paper Excellence completes the acquisition of Resolute Forest Products through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute Forest Products ("Resolute") through Domtar (referred to as "the Acquisition"). The acquisition date fair value of the consideration transferred is approximately $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Overview section below as well as Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill will be sold to an independent purchaser that have been approved by the Commissioner. On February 26, 2023, we entered into an Asset Purchase Agreement to sell the Dryden pulp mill and related assets for a purchase price of $240 million in cash, subject to customary adjustments and to customary closing conditions. The transaction closed on August 1, 2023. On May 26, 2023, we entered into an Asset Purchase Agreement to sell the Thunder Bay pulp and paper mill and related assets for a purchase price of $219 million in cash, subject to customary adjustments. The transaction closed on August 1, 2023.

The assets and liabilities related to the Dryden pulp mill were presented as held for sale in the Consolidated Balance Sheet as of June 30, 2023 and measured at their fair values. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from March 1, 2023, to June 30, 2023. The Consolidated Statement of Cash Flows were not reclassified to reflect discontinued operations. In addition, the related assets and liabilities of the Thunder Bay mill are classified as held for sale in the Consolidated Balance Sheets and are measured at their fair values at June 30, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our second quarter of 2023 reflects Resolute financial results for the period from April 1, 2023 to June 30, 2023, our first half of 2023 includes Resolute financial results for the four months from March 1, 2023 to June 30, 2023, and our second quarter of 2022 and first half of 2022 have no financial results from Resolute. These financial statements may not be indicative of our future performance. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”).

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from January 1, 2022 to June 30, 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

OVERVIEW

We design, manufacture, market and distribute a wide variety of wood-based products including paper, market pulp, wood products and tissue, which are marketed in approximately 60 countries.

As discussed above, on March 1, 2023, we acquired Resolute, and Resolute became a wholly-owned subsidiary of the Company. Prior to the Acquisition, the Company operated in one segment. Effective March 1, 2023, the former business of Domtar and Resolute were managed separately. Following this acquisition, we revised our segment structure and we now operate as two reportable segments as described below, which also represents our two operating segments based on our organizational structure: Domtar and Resolute. We began to report on our reorganized segment structure during the first quarter of 2023. In addition, in the second quarter of 2023, we completed the acquisition of SPI, which requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control which was November 30, 2021 and we have reflected this structure for all historical periods presented for our Domtar segment.

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

We have eight integrated pulp and paper mills, excluding our packaging mill in Kingsport, with an annual paper production capacity of approximately 2.4 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations). We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. We have started operations at our newly converted packaging mill in Kingsport and once in full operation, the mill will manufacture packaging materials made from 100% recycled content. The mill will produce and market approximately 600,000 tons annually of high quality recycled linerboard and corrugated medium, providing us with a strategic footprint in a growing market. We produce softwood and fluff pulp at 11 pulp and paper mills in North America, with total capacity of 3.4 million metric tons. Approximately 60% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited amount of papergrade pulp from third parties for specific grades and optimize the logistics of our pulp capacity while reducing transportation costs. We produce fluff pulp at our pulp mill at Plymouth, softwood pulp at our Skuukumchuck pulp mill and we also produce market pulp in excess of our internal requirements at our pulp and paper mills mainly in Ashdown, Espanola and Marlboro. We can sell approximately 1.6 million metric tons of pulp per year depending on market conditions.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2023

For the second quarter of 2023, we reported operating income from continuing operations of $21 million, compared to operating income from continuing operations of $66 million in the second quarter of 2022.

The second quarter of 2023 includes three months of operations of Resolute, while the second quarter of 2022 has no results of operations from Resolute. Excluding the operations of Resolute in the second quarter of 2023, the decrease of $22 million in operating income from continuing operations is principally driven by lower volume mainly in paper, higher maintenance expense as well as lower production, partially offset by higher average selling prices for our paper products and some of our pulp products.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

HIGHLIGHTS FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2023

For the first half of 2023, we reported operating income from continuing operations of $110 million, compared to operating income from continuing operations of $98 million in the first half of 2022.

The first half of 2023 includes four months of operations of Resolute following its acquisition on March 1, 2023, while the first half of 2022 has no results of operations from Resolute. Excluding the operations of Resolute in the first half of 2023 for the month of March to June 2023, the increase of $69 million in operating income from continuing operations is principally driven by higher average selling prices for most of our pulp and paper products, partially offset by lower volume mainly in paper, higher maintenance expense as well as lower production.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

OUTLOOK

Market conditions in all our businesses remain challenging, with the rapid decline of pulp and paper volumes in recent months. While demand is still weak, we expect pulp and paper volume to gradually increase in the second half of the year, while prices are expected to continue to be under pressure and decline slightly over the balance of the year. We will continue to closely monitor our inventory levels and balance production with demand. For our wood business, we expect a continued recovery in lumber pricing in the second half of the year as a result of the good underlying fundamentals in long-term housing, an unprecedented wildfire season in Quebec regions, Canada and industry capacity curtailments. Overall input costs are expected to remain elevated, however some favorability is expected for the remainder of the year in energy and chemicals, and we expect to benefit from lower planned maintenance costs. Our near-term focus continues to be on controlling costs and maximizing a strong cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2023 and 2022 sales, operating income from continuing operations and other information relevant to the understanding of our results of operations.

	Three months ended			Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2023	June 30, 2022	$ change	June 30, 2023	June 30, 2022	$ change
(In millions of dollars, unless otherwise noted)
Sales (1)	$1,730	$1,148	$582	$3,153	$2,219	$934
Operating income from continuing operations (1)	21	66	(45)	110	98	12
(Loss) earnings from continuing operations (1)	(24)	45	(69)	80	60	20
Earnings from discontinued operations, net of taxes (1)	11	5	6	13	18	(5)
Net (loss) earnings (1)	$(13)	$50	$(63)	$93	$78	$15

Sales (1), per segment
Domtar	$1,100	$1,148	$(48)	$2,285	$2,219	$66
Resolute	635	—	635	875	—	875
Total for reportable segments	1,735	1,148	587	3,160	2,219	941
Intersegment sales	(5)	—	(5)	(7)	—	(7)
Consolidated sales	$1,730	$1,148	$582	$3,153	$2,219	$934

Operating income (loss) from continuing operations (1), per segment
Domtar	$44	$66	$(22)	$167	$98	$69
Resolute	(23)	—	(23)	(57)	—	(57)
Consolidated Operating income from continuing operations	$21	$66	$(45)	$110	$98	$12

		At June 30, 2023	At December 31, 2022
Total assets		$7,262	$4,874
Total long-term debt, including current portion of long-term debt and due to related party		$2,656	$1,652

(1) As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the six months ended June 30, 2023, only reflect Resolute financial results for the period from March 1, 2023 to June 30, 2023.

Second quarter of 2023 compared to Second quarter of 2022

Analysis of Sales

Sales in the second quarter of 2023 increased by $582 million, or 51% when compared to sales in the second quarter of 2022. Excluding the inclusion of three months of operations of Resolute in the second quarter of 2023, sales for the second quarter of 2023 amounted to $1,100 million, a decrease of $48 million, or 4%, compared to the second quarter of 2022. This decrease in sales is mostly due to a decrease in our paper sales volume, partially offset by an increase in our net average selling prices for paper and pulp.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the second quarter of 2023 decreased by $45 million when compared to the second quarter of 2022. Excluding the inclusion of three month of operations of Resolute in the second quarter of 2023, operating income from continuing operations amounted to $44 million, a decrease of $22 million compared to operating income from continuing operations of $66 million in the second quarter of 2022. This decrease is principally driven by higher maintenance and fixed costs, lower production as well as lower volume in paper, partially offset by higher average selling prices for our paper products and some of our pulp products. In the second quarter of 2023, we recognized asset conversion costs of $33 million related to our previously announced decision to repurpose assets at our Kingsport mill compared to $12 million in the second quarter of 2022. In addition, we recognized $5 million of transaction costs related to our Acquisition of Resolute, compared to $3 million in the second quarter of 2022 related to our November 30, 2021 Merger with Paper Excellence.

First half of 2023 compared to first half of 2022

Analysis of Sales

Sales in the first half of 2023 increased by $934 million, or 42% when compared to sales in the first half of 2022. Excluding the inclusion of four months of operations of Resolute in the first half of 2023, sales for the first half of 2023 amounted to $2,285 million, an increase of $66 million, or 3%, compared to the first half of 2022. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper, partially offset by a decrease in our pulp and paper sales volume.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the first half of 2023 increased by $12 million when compared to the first half of 2022. Excluding the inclusion of four months of operations of Resolute in the first half of 2023, operating income from continuing operations amounted to $167 million, an increase of $69 million compared to operating income from continuing operations of $98 million in the first half of 2022. This increase is principally driven by higher average selling prices for the majority of our pulp and paper products, partially offset by lower volume in pulp and paper, higher maintenance and fixed costs as well as lower production. In the first half of 2023, we recognized asset conversion costs of $63 million related to our previously announced decision to repurpose assets at our Kingsport mill compared to $25 million in the first half of 2022. In addition, we recognized $38 million of transaction costs related to our Acquisition of Resolute compared to $6 million in the first half of 2022 related to our November 30, 2021 Merger with Paper Excellence.

OTHER FACTORS

Interest Expense, net

We incurred $58 million of net interest expense in the second quarter of 2023, an increase of $34 million compared to net interest expense of $24 million in the second quarter of 2022. Interest expense increased due to higher floating rates for LIBOR and SOFR as well as higher debt levels in June 2023 mostly due to the Resolute Acquisition. In the second quarter of 2023, we had capitalized interest of $1 million, compared to $5 million in the second quarter of 2022, mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

We incurred $103 million of net interest expense in the first half of 2023, an increase of $58 million compared to net interest expense of $45 million in the first half of 2022. Interest expense increased due to higher floating rates for LIBOR and SOFR as well as higher debt levels in June 2023 mostly due to the Resolute Acquisition. In the first half of 2023, we had capitalized interest of $4 million, compared to $9 million in the first half of 2022, mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of net periodic benefit cost

For the second quarter of 2023, our non-service components of net periodic benefit cost were a benefit of $4 million, a decrease of $13 million when compared to the second quarter of 2022. This decreased benefit was mostly related to a non-cash pension settlement gain of $8 million recorded in the second quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first half of 2023, our non-service components of net periodic benefit cost were a benefit of $8 million, a decrease of $18 million when compared to the first half of 2022. This decreased benefit was mostly related to a non-cash pension settlement gain of $8 million recorded in the second quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the second quarter of 2023, our income tax benefit was $9 million, consisting of a current income tax benefit of $5 million and a deferred income tax benefit of $4 million. This compares to an income tax expense of $14 million in the second quarter of 2022, consisting of a current income tax expense of $23 million and a deferred income tax benefit of $9 million. We made payments, net of income tax refunds, of $16 million during the second quarter of 2023. The effective tax rate was 27% compared with an effective tax rate of 24% in the second quarter of 2022. Our tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter we update our estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2023 was favorably impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. This was more than offset by a $5 million unfavorable deferred tax impact related to the change in expected future provincial effective tax rates after the amalgamation with SPI.

For the first six months of 2023, our income tax benefit was $65 million, consisting of a current income tax expense of $6 million and a deferred income tax benefit of $71 million. This compares to an income tax expense of $19 million in the first six months of 2022, consisting of a current income tax expense of $26 million and a deferred income tax benefit of $7 million. We made payments, net of income tax refunds, of $66 million during the first six months of 2023. The effective tax rate was -433% compared to an effective tax rate of 24% in the first six months of 2022. The effective tax rate for the first half of 2023 was impacted by the reversal of the valuation allowance on SPI tax loss carryforwards due to management’s assessment that the future income of SPI would be sufficient to utilize the losses prior to expiration. There were also transaction costs incurred in the first half of 2023 which provided minimal tax benefit.

Discontinued Operations

For the second quarter of 2023, we reported earnings from discontinued operations, net of taxes, of $11 million, (second quarter of 2022 - earnings from discontinued operations, net of taxes of $5 million) and for the first half of 2023, we reported earnings from discontinued operations, net of taxes, of $13 million, (first half of 2022 - earnings from discontinued operations, net of taxes of $18 million).

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023, Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario, within a short period of time following the Acquisition. On August 1, 2023, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp and paper mill for periods after the Acquisition, are presented as held for sale in the Consolidated Balance Sheet. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for all periods presented after the acquisition date of March 1, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021, Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of Domtar pulp mill in Kamloops, British Columbia, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from January 1, 2022 to June 30, 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Economic conditions and uncertainties

The markets in which we operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. Prices for our products have been and are likely to continue to be highly volatile. We also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we may experience ongoing decreasing demand for most of our existing paper products. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the basis of access to low-cost wood fiber, product quality and pricing of other pulp products. We compete in North America with both large North American and numerous smaller local lumber producers in a highly competitive market. Because there are few distinctions between lumber from different producers, competition is primarily based on price. Our newsprint market faces competition from both large global producers and numerous smaller regional producers. Price and customer relationships are important competitive determinants. Refer to our "Outlook" section above, for our near-term expection on the economic conditions and uncertainties.

Commentary – Segment Review

Following the Resolute Acquisition, we revised our segment structure and began to manage and report our operating results through two reportable segments defined by the two legacy organizations: Domtar and Resolute. We began to report on our reorganized segment structure during the first quarter of 2023 and have reflected this structure for all historical periods presented. In addition, in the second quarter of 2023, following the acquisition of SPI, financial information for Domtar and SPI has been combined from the inception of common control which was November 30, 2021.

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

DOMTAR	Three months ended			Six months ended

(In millions of dollars, unless otherwise noted)	June 30, 2023	June 30, 2022	$ change	June 30, 2023	June 30, 2022	$ change
Sales	$1,100	$1,148	$(48)	$2,285	$2,219	$66
Operating Income from continuing operations	44	66	(22)	167	98	69

Shipments
Paper - manufactured (in thousands of ST)	510	576	(66)	1,041	1,141	(100)
Communication papers	427	477	(50)	866	940	(74)
Specialty and Packaging papers	83	99	(16)	175	201	(26)
Pulp (in thousands of ADMT)	333	343	(10)	672	706	(34)

Sales

Domtar segment sales in the second quarter of 2023 decreased by $48 million, or 4% when compared to sales in the second quarter of 2022. This decrease in sales is mostly due to a decrease in our pulp and paper sales volumes, partially offset by an increase in our net average selling prices for pulp and paper.

Domtar segment sales in the first half of 2023 increased by $66 million, or 3% when compared to sales in the first half of 2022. This increase in sales is mostly due to an increase in our net average selling prices for pulp and paper, partially offset by a decrease in our pulp and paper sales volumes.

Operating income from continuing operations

Operating income from continuing operations in our Domtar segment amounted to $44 million in the second quarter of 2023, a decrease of $22 million, when compared to operating income from continuing operations of $66 million in the second quarter of 2022. Our results were negatively impacted by:

•
Higher operating expenses ($63 million) mostly due to higher maintenance costs in part due to the timing of some major maintenance as well as lower production, partially offset by lower freight costs
•
Lower volume and mix ($26 million)
•
Higher asset conversion charges ($21 million) in the second quarter of 2023. We recorded $33 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility compared to $12 million in the second quarter of 2022
•
Higher other operating loss ($11 million)
•
Higher Transaction costs ($2 million) mainly related to our Acquisition of Resolute

These decreases were partially offset by:

•
Higher net average selling prices for pulp and paper ($67 million)
•
Lower input costs ($14 million) mostly related to lower energy costs partially offset by higher costs of chemical
•
Lower depreciation charges ($11 million) when compared to the second quarter of 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the lower gains from our foreign currency hedging program ($9 million)

Operating income from continuing operations in our Domtar segment amounted to $167 million in the first half of 2023, an increase of $69 million, when compared to operating income from continuing operations of $98 million in the first half of 2022. Our results were positively impacted by:

•
Higher net average selling prices for pulp and paper ($251 million)
•
Lower depreciation charges ($27 million) when compared to the frist half of 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022

•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the lower gains from our foreign currency hedging program ($19 million)

These increases were partially offset by:

•
Higher operating expenses ($74 million) mostly due to higher maintenance costs in part due to the timing of some major maintenance as well as lower production, partially offset by lower freight costs
•
Higher input costs ($41 million) mostly related to higher costs of fiber and chemical, partially offset by lower energy costs
•
Lower volume and mix ($39 million)
•
Higher asset conversion charges ($38 million) in the first half of 2023. We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility compared to $25 million in the first half of 2022
•
Higher Transaction costs ($32 million) mainly related to our Acquisition of Resolute
•
Higher other operating loss ($4 million)

RESOLUTE	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2023	June 30, 2022	$ change	June 30, 2023	June 30, 2022	$ change
Sales	$635	—	$635	$875	—	$875
Operating Income from continuing operations	(23)	—	(23)	(57)	—	(57)

Shipments
Paper (in thousands of ST)	252	—	252	355	—	355
Wood products (in millions board feet) (1)	558	—	558	750	—	750
Pulp (in thousands of ADMT)	119	—	119	164	—	164
Tissue (in thousands of ST) (2)	23	—	23	32	—	32

(1) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

(2) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Resolute segment generated sales of $635 million for the second quarter of 2023. Our second quarter of 2022 had no sales from Resolute.

Resolute segment generated sales of $875 million for the first half of 2023. Our first half of 2022 had no sales from Resolute.

Operating loss from continuing operations

Operating loss from continuing operations in our Resolute segment amounted to $23 million for the second quarter of 2023. Our second quarter of 2022 had no results from Resolute. We recorded $2 million of transaction costs under Transaction costs in the second quarter of 2023, related to the acquisition. In addition, in the second quarter of 2023, we recorded approximately $15 million of costs related to the forest fires in Quebec regions, Canada.

Operating loss from continuing operations in our Resolute segment amounted to $57 million for the first half of 2023. Our first half of 2022 had no results from Resolute. We recorded $25 million of transaction costs under Transaction costs in 2023, related to the acquisition. In addition, in the second quarter of 2023, we recorded approximately $15 million of costs related to the forest fires in Quebec regions, Canada.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $521 million was undrawn and available as of June 30, 2023. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows used for operating activities, including discontinued operations, totaled $168 million in the first half of 2023, a $401 million difference compared to cash flows from operating activities, including discontinued operations, of $233 million in the first half of 2022. This increase in cash flows used for operating activities is primarily due to an increase in working capital requirements. In addition, we made income tax payments, net of refunds, of $66 million during the first half of 2023 compared to income tax payments, net of refunds, of $11 million during the first half of 2022.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first half of 2023 amounted to $1,241 million, a $1,284 million difference compared to cash flow provided from investing activities, including discontinued operations, of $43 million in the first half of 2022.

The use of cash for investing activities in the first half of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, for a total of $1,098 million, additions to property, plant and equipment of $143 million and was partially offset by the proceeds from the sale of property, plant and equipment of $7 million.

The source of cash provided from investing activities in the first half of 2022 was attributable to the proceeds from the sales of our Kamloops mills ($237 million) and proceeds from sale of property, plant and equipment of $23 million and was partially offset by addition to property, plant and equipment of $217 million.

Our annual capital expenditures for 2023 should increase due to the inclusion of our newly acquired subsidiary Resolute, partially decrease due to the completion of the Kingsport mill conversion and are expected to total between $370 million and $380 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $1,075 million in the first half of 2023 compared to cash flows used for financing activities, including discontinued operations, of $369 million in the first half of 2022.

The primary source of cash flows provided from financing activities in the first half of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($930 million), issuance of capital ($500 million) and borrowing under our ABL Revolving Credit Facility ($300 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million) as well as repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million).

The use of cash flows from financing activities in the first half of 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowings under our ABL Revolving Credit Facility, which was fully repaid in the second quarter of 2022 with the proceeds from the sales of our Kamloops mill ($150 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,598 million as of June 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition and SPI.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at June 30, 2023.

On June 30, 2023, we had borrowings of $300 million and $179 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $521 million.

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

We repaid $8 million of the Farm Credit Term Loan A and $3 million of the Farm Credit Term Loan B in the second quarter of 2023 as required for quarterly amortization. At June 30, 2023 there was $658 million of borrowings under the Farm Credit Term Loan A and $276 million of borrowings under the Farm Credit Term Loan B.

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

During the second quarter of 2023, we repaid $4 million as required for quarterly amortization. We also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million. At June 30, 2023 there was $353 million of borrowings outstanding under the First Lien Term Loan Facility.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of June 30, 2023.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium was paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of June 30, 2023.

Due to Related Party

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. Refer to Note 3 “Acquisition of businesses” of the financial statements in this Quarterly Report on Form 10-Q.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2023, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2023, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of June 30, 2023, a total of $584 million of estimated countervailing and anti-dumping duty cash deposits on softwood lumber were paid. Of this amount, $563 million of deposits were paid at acquisition date and were included in the preliminary purchase price allocation. These deposits are measured since the acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time.

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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Quarterly Report on Form 10-Q, for the quarter ended June 30, 2023.

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

Our operating income can be impacted by the following sensitivities that reflect our recent Acquisition:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	40
Pulp - net position	22
Wood	20
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	33
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9

1. Based on estimated 2023 capacity (ST, ADMT or MBF).

2. Based on estimated 2023 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

The Company’s recently acquired subsidiary, Resolute Forest Products Inc., have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, there were four administrative reviews and could remain subject to further administrative reviews for years to come. As of June 30, 2023, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 10.10% and 4.76%, respectively and cumulatively.

These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA. Commerce issued its final determination dated July 26, 2023, in the fourth administrative review of the countervailing and anti-dumping orders, following which new rates will take effect for the Company, starting August 1, 2023; the new rates are 1.79% for countervailing duties and 6.20% for anti-dumping duties.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,598 million as of June 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in the Company net indebtedness is mainly as a result of the Resolute and SPI Acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 1, Note 11 “Long-term debt”, of this Quarterly Report on Form 10-Q for more details.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to from related party, net of cash and cash equivalents and restricted cash, was $2,598 million as of June 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and Farm Credit Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2023, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2023, the Company and its wholly-owned subsidiaries Domtar Inc. and Domtar Paper Company, LLC completed the previously announced sale of the Dryden pulp mill and related assets to Dryden Fibre North America, LLC and Dryden Fibre Canada ULC, subsidiaries of First Quality Enterprises, LLC, for a purchase price of $240 million in cash, subject to customary adjustments. The description of the transaction does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement by and among the Company, Domtar Inc., Domtar Paper Company, LLC and First Quality Enterprises, LLC (formerly known as First Quality Enterprises, Inc.), dated as of February 26, 2023. The Asset Purchase Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 28, 2023, the contents of which are incorporated herein by reference.

On August 1, 2023, the Company, through its wholly-owned subsidiary Resolute FP Canada Inc. (“Resolute FP”), completed the previously announced sale of the Thunder Bay pulp and paper mill and related assets to Thunder Bay Pulp and Paper Inc, an affiliate of Atlas Holdings LLC for a purchase price of $219 million in cash, subject to customary adjustments. The description of the transaction does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement by and among Resolute FP and the Purchaser, dated as of May 26, 2023. The Asset Purchase Agreement is being filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated May 26, 2023, between Thunder Bay Pulp and Paper Inc., and Resolute FP Canada Inc.

2.2	Supplement to the Asset Purchase Agreement, dated July 31, 2023, between Thunder Bay Pulp and Paper Inc., and Resolute FP Canada Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 3, 2023

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)