Form 10-Q
period 2023-09-30
Domtar CORP
filed 2023-11-02
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022 (1)	2023	2022 (1)

	$	$	$	$
Sales	1,634	1,340	4,787	3,559
Operating expenses
Cost of sales, excluding depreciation and amortization	1,451	952	4,051	2,765
Depreciation and amortization	77	64	217	196
Selling, general and administrative	101	73	279	220
Impairment of long-lived assets (NOTE 10)	9	—	9	—
Closure and restructuring costs (NOTE 10)	54	—	54	—
Asset conversion costs (NOTE 10)	—	20	63	45
Transaction costs (NOTE 3)	4	10	67	16
Other operating income, net	(6)	(5)	(7)	(7)
	1,690	1,114	4,733	3,235
Operating (loss) income from continuing operations	(56)	226	54	324
Interest expense, net	61	22	164	67
Non-service components of net periodic benefit cost (NOTE 6)	(2)	(6)	(10)	(32)
(Loss) earnings before income taxes	(115)	210	(100)	289
Income tax expense (benefit) (NOTE 7)	35	48	(30)	67
(Loss) earnings from continuing operations	(150)	162	(70)	222
Earnings from discontinued operations, net of taxes (NOTE 4)	—	—	13	18
Net (loss) earnings	(150)	162	(57)	240
Other comprehensive (loss) income (NOTE 13):
Net derivative (losses) gains on cash flow hedges:
Net losses arising during the period, net of tax of $3 and $2, respectively (2022 – $4 and $1, respectively)	(10)	(15)	(6)	(5)
Less: Reclassification adjustment for losses (gains) included in net (loss) earnings, net of tax of $(1) and $(5), respectively (2022 – $1 and $3, respectively)	3	(3)	14	(9)
Foreign currency translation adjustments	(28)	(68)	(2)	(75)
Change in unrecognized (losses) gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1 and $1, respectively (2022 – nil and $(4), respectively)	(3)	—	(3)	11
Other comprehensive (loss) income	(38)	(86)	3	(78)
Comprehensive (loss) income	(188)	76	(54)	162

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2023	2022 (1)

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $6 and $3	465	391
Receivables, less allowances of $8 and $4	730	549
Receivables from related party (NOTE 16)	11	13
Inventories (NOTE 8)	1,211	718
Prepaid expenses	68	26
Income and other taxes receivable	50	45
Other current assets	16	—
Total current assets	2,551	1,742
Property, plant and equipment, net	3,329	2,815
Operating lease right-of-use assets	107	43
Intangible assets, net	86	23
Deferred income tax assets	462	—
Other assets (NOTE 9)	430	251
Total assets	6,965	4,874
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	17
Trade and other payables	910	642
Payables to related party (NOTE 16)	3	9
Income and other taxes payable	21	61
Operating lease liabilities due within one year	30	17
Due to related party (NOTE 16)	—	102
Long-term debt due within one year (NOTE 11)	67	47
Total current liabilities	1,031	895
Long-term debt (NOTE 11)	2,426	1,503
Due to related party (NOTE 16)	136	—
Operating lease liabilities	84	27
Deferred income taxes and other	152	507
Pension and other post-retirement benefit obligations	722	109
Other liabilities and deferred credits (NOTE 12)	289	69
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,000	1,585
Retained earnings	191	248
Accumulated other comprehensive loss	(66)	(69)
Total shareholders' equity	2,125	1,764
Total liabilities and shareholders' equity	6,965	4,874

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2023
	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2023	2,000	341	(28)	2,313
Net loss	—	(150)	—	(150)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	(10)	(10)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	(28)	(28)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1	—	—	(3)	(3)
Balance at September 30, 2023	2,000	191	(66)	2,125

	For the nine months ended
	September 30, 2023
	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2022 (1)	1,585	248	(69)	1,764
Net loss	—	(57)	—	(57)
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(6)	(6)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(5)	—	—	14	14
Foreign currency translation adjustments	—	—	(2)	(2)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1	—	—	(3)	(3)
Capital contribution	600	—	—	600
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at September 30, 2023	2,000	191	(66)	2,125

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended (1)
	September 30, 2022
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2022	1,846	(298)	32	1,580
Net earnings	—	162	—	162
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	(15)	(15)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $1	—	—	(3)	(3)
Foreign currency translation adjustments	—	—	(68)	(68)
Balance at September 30, 2022	1,846	(136)	(54)	1,656

	For the nine months ended (1)
	September 30, 2022
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2021	1,846	(376)	24	1,494
Net earnings	—	240	—	240
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $1	—	—	(5)	(5)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $3	—	—	(9)	(9)
Foreign currency translation adjustments	—	—	(75)	(75)
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $(4)	—	—	11	11
Balance at September 30, 2022	1,846	(136)	(54)	1,656

(1) Adjusted to reflect the retrospective combination of the Company and Skookumchuck Pulp Inc., as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30,	September 30,
	2023	2022 (1)

	$	$
Operating activities
Net (loss) earnings	(57)	240
Adjustments to reconcile net (loss) earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	217	196
Deferred income taxes and tax uncertainties (NOTE 7)	(40)	22
Impairment of long-lived assets (NOTE 10)	9	—
Impairment of inventory (NOTE 10)	23	—
Net gains on disposals of property, plant and equipment	(4)	—
Other	19	1
Changes in assets and liabilities, excluding the effect of acquisition and sale of businesses
Receivables, including related party	120	(54)
Inventories	(47)	(44)
Prepaid expenses	(8)	22
Trade and other payables, including related party	(236)	37
Income and other taxes	(35)	47
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(27)	(28)
Other assets and other liabilities	(3)	(5)
Cash flows (used for) provided from operating activities	(69)	434
Investing activities
Additions to property, plant and equipment	(214)	(340)
Proceeds from disposals of property, plant and equipment	7	33
Proceeds from sale of businesses, net of cash disposed (NOTE 3)	417	237
Acquisition of businesses, net of cash acquired	(1,098)	—
Other	(10)	—
Cash flows used for investing activities	(898)	(70)
Financing activities
Issuance of capital	500	—
Net change in bank indebtedness	(17)	2
Change in revolving credit facility	335	(115)
Issuance of long-term debt, net of debt issue costs	933	127
Repayments to related party	(50)	—
Repayments of long-term debt	(648)	(383)
Other	(8)	(3)
Cash flows provided from (used for) financing activities	1,045	(372)
Net increase (decrease) in cash and cash equivalents	78	(8)
Impact of foreign exchange on cash	(4)	(7)
Cash, cash equivalents and restricted cash at beginning of period	391	302
Cash, cash equivalents and restricted cash at end of period	465	287
Supplemental cash flow information
Net cash payments for:
Interest	146	80
Income taxes	68	18

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

SEPTEMBER 30, 2023

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

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. (“Resolute”) through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar (the “Acquisition”). See Note 3 “Acquisition of businesses” for additional information on the Acquisition. For purposes of the Company’s financial statement presentation, Domtar was determined to be the accounting acquirer in the Acquisition. The Consolidated financial statements for the three and nine months ended September 30, 2023 reflect the results of operations and financial position of Domtar, including the results of operations of Resolute, since the acquisition date.

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

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

ACCOUNTING CHANGE IMPLEMENTED

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

The Company elected the optional expedients provided in the standard and adopted the guidance with no significant impact on the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

For the three and nine months ended September 30, 2023, the Company recognized nil and $1 million, respectively, of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible and intangible assets, and off-market contracts, as well as certain liabilities, are subject to change. Also, the Company is in the process of finalizing the value of deferred income tax assets. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The final purchase price allocation may be materially different from the preliminary purchase price allocation.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

Fair value of net assets acquired at the date of acquisition - Preliminary values
Receivables	$309
Inventories	496
Prepaid expenses	30
Other current assets	13
Property, plant and equipment	716
Operating lease right-of-use assets	47
Intangible assets, net (1)	66
Deferred income tax assets	775
Other assets (2)	187
Assets held for sale	253
Total assets	2,892

Less: Assumed Liabilities
Trade and other payables	544
Operating lease liabilities (including short-term portion)	49
Long-term debt (including short-term portion)	312
Pension and other post-retirement benefit obligations	643
Other liabilities	89
Liabilities held for sale	39
Total liabilities	1,676

Fair value of net assets acquired at the date of acquisition	1,216
(1)
The Company identified $66 million of off-market contracts, of which $12 million are being amortized over a weighted-average useful life of 9 years.
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

In the third quarter of 2023, the main adjustments to the previously reported preliminary purchase price allocation were as follows: Inventories decreased by $29 million; Assets held for sale net of liabilities associated with assets held for sale decreased by $10 million, and the Company recognized a $3 million reduction of off-market long-term contracts, included in Intangible assets.

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

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

The preliminary estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The preliminary estimated fair value of work in process inventory and raw materials in wood products was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The preliminary estimated fair value of raw materials, except for raw materials in wood products, was determined to approximate the historical carrying value. The preliminary estimated fair value of operating and maintenance supplies was calculated using a method based on historical usage and consumption. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The preliminary estimated fair value of other working capital items was determined to approximate their historical carrying values.

For the three and nine months ended September 30, 2023, the Company recognized nil and $57 million of transaction related costs associated to the Acquisition, respectively, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period from March 1, 2023 to September 30, 2023 are $1,454 million and $118 million, respectively.

The following represents the pro forma Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) if Resolute had been included in the Company’s consolidated results for the nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022:

	For the three months ended	For the nine months ended
	September 30,	September 30,	September 30,
	2022	2023	2022
	(Unaudited)	(Unaudited)
	$	$	$

Sales	2,198	5,234	6,250
Net earnings	218	17	492

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

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

DISCONTINUED OPERATIONS

Mandated sale of Thunder Bay and Dryden, Ontario mills

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar. The Acquisition was subject to regulatory approvals in various jurisdictions, including review by the Canadian Competition Bureau, which outlined certain stipulations in a consent agreement before providing their final approval.

The consent agreement filed by the Canadian Commissioner of Competition (“Commissioner”) with the Competition Tribunal fulfilled the final condition to the closing of the Acquisition. According to the consent agreement, following the closing of the Acquisition, Resolute’s pulp and paper mill in Thunder Bay, Ontario and Domtar's pulp mill in Dryden, Ontario was to be sold in order to resolve the Commissioner’s concerns that the Acquisition would likely lessen competition substantially in the supply of northern bleached softwood kraft pulp in Eastern and Central Canada and in the purchase of wood fiber from private lands in Northwestern Ontario.

The two mills were sold to two independent purchasers that have been approved by the Commissioner.

On August 1, 2023, the Company completed the sale of the Thunder Bay pulp and paper mill (the "Thunder Bay disposal group") for a purchase price of $231 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from the Company.

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period of March 1, 2023 to July 31, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

On August 1, 2023, the Company also completed the sale of the Dryden, Ontario mill (the "Dryden disposal group") for a purchase price of $186 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the three and nine months ended September 30, 2023, the Company recognized $4 million and $9 million, respectively, of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period from January 1, 2022 to September 30, 2022. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

Major components of earnings from discontinued operations:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
	$	$	$	$
Sales	26	—	123	154
Operating expenses
Cost of sales, excluding depreciation and amortization	26	—	105	119
Transaction costs	—	—	—	9
Other operating loss, net	—	—	1	—
	26	—	106	128
Operating income	—	—	17	26
Net gain on disposition of discontinued operations	—	—	—	—
Earnings from discontinued operations before income taxes	—	—	17	26
Income tax expense	—	—	4	8
Net earnings from discontinued operations	—	—	13	18

Cash Flows from Discontinued Operations:

	For the nine months ended
	September 30,	September 30,
	2023	2022
	$	$
Cash flows provided from operating activities	27	39
Cash flows used for investing activities	(5)	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivables from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2023, no single customer represented more than 10% of the Company’s receivables (December 31, 2022 – two customers located in the U.S. represented 26% or $144 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 3 months.

The natural gas derivative contracts were effective as of September 30, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The foreign exchange derivative contracts were effective as of September 30, 2023.

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

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at September 30, 2023 and December 31, 2022, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	3	—	3	—	(a)	Prepaid expenses
Total Assets	3	—	3	—

Liabilities derivatives
Currency derivatives	6	—	6	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	7	—	7	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,226	—	2,226	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. The carrying value of the Company’s long-term debt due within one year is $67 million and $47 million at September 30, 2023 and December 31, 2022, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,426 million and $1,503 million at September 30, 2023 and December 31, 2022, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, receivables from related party, bank indebtedness, trade and other payables, payables to related party and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2023, the pension expense was $14 million and $40 million, respectively (2022 – $8 million and $29 million, respectively).

The Company expects to contribute approximately $13 million under these plans during the remainder of the year.

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2023		September 30, 2023
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	1	17	1
Interest expense	55	1	135	3
Expected return on plan assets	(61)	—	(151)	—
Curtailment loss (gain) (1)	3	(1)	3	(1)
Special termination benefits recognized (1)	13	2	13	2
Net periodic benefit cost	15	3	17	5

	For the three months ended		For the nine months ended
	September 30, 2022		September 30, 2022
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	6	1	17	1
Interest expense	9	—	27	1
Expected return on plan assets	(14)	—	(51)	—
Settlement gain (2)	(1)	—	(9)	—
Net periodic benefit cost	—	1	(16)	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6 – PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

(1) Special termination benefits recognized of $13 million in the pension plans and $2 million in other post-retirement plans, as well as a curtailment gain of $1 million in other post-retirement plans, related to the idling of the Espanola, Ontario mill are presented in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

(2) During the second quarter of 2022, the Company entered into agreements with insurance companies to purchase group annuity buy-out contracts and transfer approximately $105 million (C$135 million) of its Quebec, Canada defined benefit plans' projected benefit obligations and $85 million of its U.S. defined benefit plans' projected benefit obligations. The transactions closed in April 2022 for Canada and in June 2022 for the U.S. and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $141 million (C$180 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 3,253 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of April 30, 2022 for Canada and June 30, 2022 for the U.S. and the Company recognized a non-cash pension settlement gain of $8 million before tax in the second quarter of 2022.

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2023, the Company contributed $16 million and $38 million, respectively, (2022 – $2 million and $6 million, respectively) to the pension plans and $2 million and $8 million, respectively, (2022 – $1 million and $3 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $16 million to the pension plans and $4 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the third quarter of 2023, the Company’s income tax expense was $35 million, consisting of a current income tax expense of $10 million and a deferred income tax expense of $25 million. This compares to an income tax expense of $48 million in the third quarter of 2022, consisting of a current income tax expense of $19 million and a deferred income tax expense of $29 million. The Company made payments, net of income tax refunds, of $2 million during the third quarter of 2023. The effective tax rate was -30% compared with an effective tax rate of 23% in the third quarter of 2022. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2023 was unfavorably impacted by such a cumulative adjustment, mainly due to a change in the mix of forecasted earnings by jurisdiction, the inclusion of a full valuation allowance on deferred interest expenses, and additional U.S. taxes from the sale of Canadian mills.

For the first nine months of 2023, the Company’s income tax benefit was $30 million, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $46 million. This compares to an income tax expense of $67 million in the first nine months of 2022, consisting of a current income tax expense of $45 million and a deferred income tax expense of $22 million. The Company made payments, net of income tax refunds, of $68 million during the first nine months of 2023. The effective tax rate was 30% compared to an effective tax rate of 23% in the first nine months of 2022.The effective tax rate for the nine months of 2023 was impacted by the reversal of the valuation allowance on Skookumchuck Pulp Inc.’s tax loss carryforwards due to management’s assessment that the future income of Skookumchuck Pulp Inc. would be sufficient to utilize the losses prior to expiration. This was partly offset by the inclusion of a full valuation allowance on deferred interest expenses, U.S. taxes from the sale of Canadian mills, and transaction costs with minimal tax benefit.

During the third quarter of 2023, the Company’s management has determined that it is less than likely to be able to deduct its deferred interest expense in future tax years and has recorded a valuation allowance of $9 million on the related deferred tax asset which impacted tax expense for the quarter. Additionally, the Company’s estimated annual effective tax rate now includes a valuation allowance on the expected current year deferred interest expense.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2023	2022
	$	$
Work in process and finished goods	641	400
Raw materials	290	147
Operating and maintenance supplies	280	171
	1,211	718

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	September 30,	December 31,
	2023	2022
	$	$
Pension asset - defined benefit pension plans	226	219
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	147	—
Other	57	32
	430	251

As of September 30, 2023, a total of $594 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits were paid at acquisition date and were included in the preliminary purchase price allocation (refer to Note 3 “Acquisition of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS

Idling of Espanola, Ontario mill

On September 6, 2023 the Company announced the indefinite idling of the Espanola Mill’s pulp and paper operations for an expected period greater than one year. The mill has been idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp mill was shut down in early October and the paper machines will be shut down by the end of the year.

During the quarter, the Company recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $23 million of inventory obsolescence, $11 million of severance and termination costs, $14 million of pension and other post-retirement costs and $6 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion was fully completed in June 2023. For the three and nine months ended September 30, 2023, the Company recorded nil and $63 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2022 – $20 million and $45 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

LONG-TERM DEBT

		Par		September 30,	December 31,
	Maturity	Amount	Currency	2023	2022
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	121	121
6.75% Notes	2044	150	USD	156	157
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	335	USD	335	—
First Lien Term Loan	2028	348	USD	346	639
Farm Credit Term Loan A	2030	649	USD	643	—
Farm Credit Term Loan B	2028	273	USD	273	—
Other			USD	3	14
Finance lease obligations	2023 - 2028			5	4
				2,524	1,577

Less: Unamortized debt issuance costs				31	27

Less: Due within one year				67	47
				2,426	1,503

ABL REVOLVING CREDIT FACILITY

On March 1, 2023, the Company amended its ABL Revolving Credit Facility that matures on March 1, 2028 (extended from November 30, 2026). The Company’s ABL Revolving Credit Facility provides for revolving loans and letters of credit of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $966 million at September 30, 2023. On March 1, 2023, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition and provide liquidity.

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at September 30, 2023.

On September 30, 2023, the Company had borrowings of $335 million and $180 million of letters of credit outstanding under this facility, leaving unused commitments of $451 million available.

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

SEPTEMBER 30, 2023

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

During the three and nine months ended September 30, 2023, the Company repaid $9 million and $17 million, respectively, of Farm Credit Term Loan A, and $3 million and $10 million, respectively, of Farm Credit Term Loan B, as required for quarterly amortization. At September 30, 2023 there was $649 million of borrowings under Farm Credit Term Loan A and $273 million of borrowings under Farm Credit Term Loan B.

FIRST LIEN TERM LOAN FACILITY

During the three and nine months ended September 30, 2023, the Company repaid $5 million and $14 million, respectively, as required for quarterly amortization. The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At September 30, 2023 there was $348 million of borrowings outstanding under the First Lien Term Loan Facility.

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

EXISTING DOMTAR NOTES CHANGE OF CONTROL OFFERS

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of September 30, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilites and deferred credits:

	September 30,	December 31,
	2023	2022
	$	$
Provision for environmental and asset retirement obligations	103	38
Contingent consideration for contingent value right	124	—
Other	62	31
	289	69

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2021	—	17	(1)	8	24
Natural gas swap contracts	14	N/A	N/A	N/A	14
Currency options	(2)	N/A	N/A	N/A	(2)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Net (loss) gain	N/A	(11)	9	N/A	(2)
Foreign currency items	N/A	N/A	N/A	(71)	(71)
Other comprehensive (loss) income before reclassifications	(4)	(11)	9	(71)	(77)
Amounts reclassified from Accumulated other comprehensive income	(8)	(7)	(1)	—	(16)
Net current period other comprehensive (loss) income	(12)	(18)	8	(71)	(93)
Balance at December 31, 2022	(12)	(1)	7	(63)	(69)
Natural gas swap contracts	(6)	N/A	N/A	N/A	(6)
Currency options	—	N/A	N/A	N/A	—
Foreign exchange forward contracts	—	N/A	N/A	N/A	—
Net loss	N/A	(11)	—	N/A	(11)
Foreign currency items	N/A	N/A	N/A	(2)	(2)
Other comprehensive loss before reclassifications	(6)	(11)	—	(2)	(19)
Amounts reclassified from Accumulated other comprehensive loss	14	8	—	—	22
Net current period other comprehensive income (loss)	8	(3)	—	(2)	3
Balance at September 30, 2023	(4)	(4)	7	(65)	(66)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30,	September 30,
	2023	2022
	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(2)	6
Currency options and forwards (1)	(2)	(2)
Total before tax	(4)	4
Tax benefit (expense)	1	(1)
Net of tax	(3)	3

Amortization of defined benefit pension items
Amortization of net actuarial gain (2) (3)	—	1
Curtailment loss (4)	(11)	—
Total before tax	(11)	1
Tax benefit	3	—
Net of tax	(8)	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30,	September 30,
	2023	2022
	$	$
Net derivatives (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(9)	12
Currency options and forwards (1)	(10)	—
Total before tax	(19)	12
Tax benefit (expense)	5	(3)
Net of tax	(14)	9

Amortization of defined benefit pension items
Amortization of net actuarial gain (2) (3)	—	9
Curtailment loss (4)	(11)	—
Total before tax	(11)	9
Tax benefit (expense)	3	(2)
Net of tax	(8)	7

Amortization of other post-retirement benefit items
Discontinued operations	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

(1)
These amounts are included in Cost of Sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).
(3)
Includes non-cash pension settlement gains of $1 million and $9 million for the three and nine months ended September 30, 2022, respectively.
(4)
Includes $3 million curtailment triggered by the termination of two pension plans, which was included in the computation of net periodic benefit cost, and a remeasurement of $8 million of benefit obligation to reflect curtailment as a result of the closure and the sale of two mills.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company has environmental liabilities of $58 million recorded as of September 30, 2023 primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $57 million recorded as of September 30, 2023, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2023, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2023, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2023, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of September 30, 2023, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

Countervailing Duties

On April 24, 2017, Commerce announced its preliminary determination in the countervailing duty investigation; as a result, from April 28, 2017 to August 25, 2017, the Company was required to pay cash deposits to the U.S. Customs and Border Protection agency (“U.S. Customs”) at a rate of 12.82% for countervailing duties on the vast majority of its U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the countervailing investigation; as a result, from December 28, 2017 to November 30, 2020, the Company was required to pay cash deposits to U.S. Customs at a new rate of 14.70%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the countervailing order; as a result, from December 1, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 19.10%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the countervailing order; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 18.07%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the countervailing order; as a result, from August 9, 2022 to July 31, 2023, the Company has been required to pay cash deposits to U.S. Customs at a rate of 10.10%. Commerce issued its final determination dated July 26, 2023, in the fourth administrative review of the countervailing order; as a result, since August 1, 2023, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 1.79%. Through September 30, 2023, the Company’s cash deposits paid totaled $463 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Anti-dumping Duties

On June 26, 2017, Commerce announced its preliminary determination in the anti-dumping investigation; as a result, from June 30, 2017 to November 7, 2017, the Company was required to pay cash deposits to U.S. Customs at a rate of 4.59% for anti-dumping duties on the vast majority of the Company's U.S. imports of Canadian-produced softwood lumber. On November 2, 2017, Commerce issued its final determination in the anti-dumping investigation; as a result, from November 8, 2017 to November 29, 2020, the Company was required to pay cash deposits to U.S. Customs at a rate of 3.20%. On November 23, 2020, Commerce issued its final determination in the first administrative review of the anti-dumping order; as a result, from November 30, 2020 to December 1, 2021, the Company was required to pay cash deposits to U.S. Customs at a rate of 1.15%. On November 24, 2021, Commerce issued its final determination in the second administrative review of the anti-dumping order; as a result, from December 2, 2021, to August 8, 2022, the Company was required to pay cash deposits to U.S. Customs at a rate of 11.59%. Commerce issued its final determination dated August 3, 2022, in the third administrative review of the anti-dumping order; as a result, from August 9, 2022 to July 31, 2023, the Company has been required to pay cash deposits to U.S. Customs at a rate of 4.76%. Commerce issued its final determination dated July 26, 2023, in the fourth administrative review of the anti-dumping order; as a result, from August 1, 2023 to September 6, 2023, the Company has been required to pay cash deposits to U.S. Customs at a rate of 6.20%. On September 6, 2023, Commerce issued an amended determination in the fourth administrative review of the anti-dumping order; as a result, since September 7, 2023, the Company has been required to pay cash deposits to U.S. Customs at a new rate of 6.26%. Through September 30, 2023, the Company’s cash deposits paid totaled $131 million.

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

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce, as the Company now awaits Commerce's decision on remand. The hearing for the countervailing appellate review took place from September 27 to 29, 2023 and the Company now awaits a ruling by the Panel. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On May 8, 2023, the Company filed with the U.S. Court of International Trade ("CIT") a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the CIT to initiate an appellate review of the final results in the anti-dumping fourth administrative review. All appellate reviews described above remain pending.

Ongoing Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (Commerce) and of material injury (ITC). Commerce released final results in the sunset reviews of the countervailing and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. The sunset review before the ITC remains pending, following a hearing held on October 12, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

World Trade Organization Appeal

In addition, on August 24, 2020, the World Trade Organization’s (the “WTO”) dispute panel issued a report (the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the U.S. notified the WTO’s Dispute Settlement Body of its decision to appeal the Panel Report. The appeal remains pending given the ongoing lack of agreement among WTO members regarding the filling of vacancies in the WTO’s Appellate Body Division.

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of September 30, 2023, the Company had $110 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

FIBREK ACQUISITION

Effective July 31, 2012, the Company completed the final step of the transaction pursuant to which it acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or $23 million (C$31 million) in aggregate, plus interest and an additional indemnity, for a total estimated at $33 million (C$44 million) payable in cash. Of the amount, $14 million (C$19 million) was payable immediately and paid on October 2, 2019. The remaining balance of $22 million (C$29 million) as of September 30, 2023 which includes accrued interest, is recorded in Trade and other payables in the Consolidated Balance Sheet. The Company has appealed the decision, therefore the payment of any additional consideration and its timing will depend on the outcome of the appeal. On November 13, 2019, a legal hypothec in the amount of $22 million (C$30 million) was registered on its Saint-Félicien (Quebec) immovable and movable property to secure the payment of any additional amounts following the outcome of the appeal. The hearing in this matter was held in November 2022 and the Company is awaiting a decision.

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $110 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter is scheduled for March 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

For the three and nine months ended September 30, 2023, the Company recognized direct costs of $6 million and $25 million, respectively, which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of nil and $4 million for the three and nine months ended September 30, 2023, respectively, under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and nine months ended September 30, 2023, nil and $29 million, respectively, were received from the insurer, and as of September 30, 2023, an amount of $14 million was recorded under Receivables on the Consolidated Balance Sheet.

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. At this time, the Company expects that its total insurance claim will amount to approximately $80 million ($70 million, net of deductible). The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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
•
Resolute – consists of the design, manufacturing, marketing and distribution of market pulp, tissue, wood products and paper.

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2023	2022	2023	2022
	$	$	$	$
Sales by segment
Domtar	1,063	1,340	3,348	3,559
Resolute	579	—	1,454	—
Total for reportable segments	1,642	1,340	4,802	3,559
Intersegment sales	(8)	—	(15)	—
Consolidated sales	1,634	1,340	4,787	3,559
Sales by product group
Communication papers	592	707	1,865	1,921
Specialty and packaging papers	237	193	732	557
Market pulp	370	440	1,170	1,081
Packaging	34	—	34	—
Newsprint	90	—	231	—
Tissue	58	—	135	—
Wood	253	—	620	—
Consolidated sales	1,634	1,340	4,787	3,559
Operating (loss) income from continuing operations
Domtar	(20)	226	147	324
Resolute	(36)	—	(93)	—
Consolidated operating (loss) income from continuing operations	(56)	226	54	324
Interest expense, net	61	22	164	67
Non-service components of net periodic benefit cost	(2)	(6)	(10)	(32)
(Loss) earnings before income taxes	(115)	210	(100)	289
Income tax expense (benefit)	35	48	(30)	67
(Loss) earnings from continuing operations	(150)	162	(70)	222
Earnings from discontinued operations, net of taxes	—	—	13	18
Net (loss) earnings	(150)	162	(57)	240

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note repaid July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. Refer to Note 3 “Acquisition of businesses” for details.

The Company has other receivables with Paper Excellence and their affiliates of $11 million and $13 million at September 30, 2023 and December 31, 2022, respectively.

The Company has other payables with Paper Excellence and their affiliates of $3 million and $111 million at September 30, 2023 and December 31, 2022, respectively.

For the three and nine months ended September 30, 2023, the Company recognized $2 million and $6 million, respectively (2022 – $2 million and $8 million, respectively) of management fees paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 17.

_________________

SUBSEQUENT EVENT

Acquisition of Catalyst Paper Corporation – transaction between entities under common control

On October 27, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which includes one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence group of companies owns both Domtar and Catalyst.

The acquisition of Catalyst from Paper Excellence will be accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Further, ASC 805-50 requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and Catalyst will be combined from the inception of common control, which was November 30, 2021.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term MBF refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2023 and September 30, 2022. The three month and nine month periods are also referred to as the third quarter and first nine months of 2023 and 2022. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

Domtar Corporation acquired Catalyst Paper Corporation, from Paper Excellence

On October 27, 2023, we completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which includes one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence group of companies owns both Domtar and Catalyst.

The acquisition of Catalyst from Paper Excellence will be accounted for as a transaction between entities under common control, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021.

Idling of Espanola, Ontario mill

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill has been idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October and the paper machines will be shut down by the end of the year.

During the quarter, we recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $23 million of inventory obsolescence, $11 million of severance and termination costs, $14 million of pension and other post-retirement costs and $6 million of other costs, for a total of $54 million, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). These charges were recorded under our Domtar segment.

Domtar Corporation acquired Skookumchuck pulp mill, from Paper Excellence

On June 29, 2023, we completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owns both Domtar and SPI. The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control, which requires that SPI's related asset and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control which was November 30, 2021. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of SPI.

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

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill was to be sold to an independent purchaser that have been approved by the Commissioner. On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from March 1, 2023, to July 31, 2023. The Consolidated Statement of Cash Flows were not reclassified to reflect discontinued operations. The assets and liabilities related to both mill for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our third quarter of 2023 reflects Resolute financial results for the period from July 1, 2023 to September 30, 2023, our first nine months of 2023 includes Resolute financial results for the seven months from March 1, 2023 to September 30, 2023, and our third quarter of 2022 and first nine months of 2022 have no financial results from Resolute. These financial statements may not be indicative of our future performance. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

Paper Excellence Acquired Domtar Corporation

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”).

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from January 1, 2022 to May 31, 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

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

Domtar: We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers and specialty and packaging papers. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We are also an important supplier of specialty and packaging papers. The foundation of our business is a network of fiber converting assets that produce paper and packaging grades as well as fluff and specialty pulp. Domtar segment is the legacy business of Domtar before the Acquisition. To learn more, visit www.domtar.com.

We have eight integrated pulp and paper mills, excluding our packaging mill in Kingsport, with an annual paper production capacity of approximately 2.4 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. Our paper manufacturing operations are supported by eleven converting and forms manufacturing operations (including a network of eight plants located offsite from our paper making operations). We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. We have started operations at our newly converted packaging mill in Kingsport and once in full operation, the mill will manufacture packaging materials made from 100% recycled content. The mill will produce and market approximately 600,000 tons annually of high quality recycled linerboard and corrugated medium, providing us with a strategic footprint in a growing market. We produce softwood and fluff pulp at 8 pulp and paper mills in North America, with total capacity of 2.5 million metric tons. Approximately 60% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. We also purchase limited amount of papergrade pulp from third parties for specific grades and optimize the logistics of our pulp capacity while reducing transportation costs. We produce fluff pulp at our pulp mill at Plymouth, softwood pulp at our Skookumchuck pulp mill and we also produce market pulp in excess of our internal requirements at our pulp and paper mills mainly in Ashdown and Marlboro. We can sell approximately 0.9 million metric tons of pulp per year depending on market conditions.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2023

For the third quarter of 2023, we reported operating loss from continuing operations of $56 million, compared to operating income from continuing operations of $226 million in the third quarter of 2022.

The third quarter of 2023 includes three months of operations of Resolute, while the third quarter of 2022 has no results of operations from Resolute. Excluding the operations of Resolute in the third quarter of 2023, the decrease of $246 million, from an operating income from continuing operations to an operating loss from continuing operations, is principally driven by lower volume in pulp and paper, lower average selling prices for pulp, lower production as well as higher maintenance expense, partially offset by higher average selling prices for our paper products.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

HIGHLIGHTS FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 30, 2023

For the first nine months of 2023, we reported operating income from continuing operations of $54 million, compared to operating income from continuing operations of $324 million in the first nine months of 2022.

The first nine months of 2023 includes seven months of operations of Resolute following its acquisition on March 1, 2023, while the first nine months of 2022 have no results of operations from Resolute. Excluding the operations of Resolute in the first nine months of

2023 for the month of March to September 2023, the decrease of $177 million in operating income from continuing operations is principally driven by lower volume in pulp and paper, lower production as well as higher maintenance expense, partially offset by higher average selling prices for most of our paper products.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

OUTLOOK

Market conditions in all our businesses remain challenging, with the rapid decline of pulp and paper volumes in recent months. For the balance of the year, we expect the demand for paper to continue to remain soft but stable, while pulp demand should improve compared to the third quarter. Paper prices are expected to continue to be under pressure and decline slightly over the balance of the year and we expect some improvement in our pulp pricing. We will continue to closely monitor our inventory levels and balance production with demand. For our wood products business, recent mortgage rate increases in the U.S. are negatively impacting housing starts and demand for lumber. While in the short term we don’t see significant improvement in lumber markets as long as mortgage rates stay at current levels, we remain positive on the medium and long-term housing fundamentals due to the housing shortage in both U.S. and Canada. Overall, input costs should remain elevated, but with exceptions for the remainder of the year in energy and chemicals. We expect to benefit from lower planned maintenance costs in the fourth quarter. Our near-term focus continues to be on controlling costs and generating strong cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2023 and 2022 sales, operating (loss) income from continuing operations and other information relevant to the understanding of our results of operations.

	Three months ended			Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2023	September 30, 2022	$ change	September 30, 2023	September 30, 2022	$ change
(In millions of dollars, unless otherwise noted)
Sales (1)	$1,634	$1,340	$294	$4,787	$3,559	$1,228
Operating (loss) income from continuing operations (1)	(56)	226	(282)	54	324	(270)
(Loss) earnings from continuing operations (1)	(150)	162	(312)	(70)	222	(292)
Earnings from discontinued operations, net of taxes (1)	—	—	—	13	18	(5)
Net (loss) earnings (1)	$(150)	$162	$(312)	$(57)	$240	$(297)

Sales (1), per segment
Domtar	$1,063	$1,340	$(277)	$3,348	$3,559	$(211)
Resolute	579	—	579	1,454	—	1,454
Total for reportable segments	1,642	1,340	302	4,802	3,559	1,243
Intersegment sales	(8)	—	(8)	(15)	—	(15)
Consolidated sales	$1,634	$1,340	$294	$4,787	$3,559	$1,228

Operating (loss) income from continuing operations (1), per segment
Domtar	$(20)	$226	$(246)	$147	$324	$(177)
Resolute	(36)	—	(36)	(93)	—	(93)
Consolidated Operating (loss) income from continuing operations	$(56)	$226	$(282)	$54	$324	$(270)

		At September 30, 2023	At December 31, 2022
Total assets		$6,965	$4,874
Total long-term debt, including current portion of long-term debt and due to related party		$2,629	$1,652

(1) As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the nine months ended September 30, 2023, only reflect Resolute financial results for the period from March 1, 2023 to September 30, 2023.

Third quarter of 2023 compared to Third quarter of 2022

Analysis of Sales

Sales in the third quarter of 2023 increased by $294 million, or 22% when compared to sales in the third quarter of 2022. Excluding the inclusion of three months of operations of Resolute in the third quarter of 2023, sales for the third quarter of 2023 amounted to $1,063 million, a decrease of $277 million, or 21%, compared to the third quarter of 2022. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume as well as a decrease in our net average selling prices for pulp, partially offset by an increase in our net average selling prices for paper and sales from our new packaging business.

Analysis of change in Operating (Loss) Income from continuing operations

Operating loss from continuing operations in the third quarter of 2023 decreased by $282 million when compared to operating income from continuing operations in the third quarter of 2022. Excluding the inclusion of three month of operations of Resolute in the third quarter of 2023, operating loss from continuing operations amounted to $20 million, a decrease of $246 million compared to operating income from continuing operations of $226 million in the third quarter of 2022. This decrease is principally driven by lower volume in pulp and paper, lower production, lower net average selling price for pulp, higher maintenance and fixed costs, partially offset by higher net average selling prices for our paper products. In the third quarter of 2023, we recognized $54 million of closure and restructuring costs related to the idling of our Espanola pulp and paper mill in the third quarter. In the third quarter of 2022, we recognized asset conversion costs of $20 million related to our previously announced decision to repurpose assets at our Kingsport. In addition, we recognized $5 million of transaction costs in the third quarter of 2023 related to our Acquisition of Resolute, compared to $10 million in the third quarter of 2022 related to our November 30, 2021 Merger with Paper Excellence.

First nine months of 2023 compared to first nine months of 2022

Analysis of Sales

Sales in the first nine months of 2023 increased by $1,228 million, or 35% when compared to sales in the first nine months of 2022. Excluding the inclusion of seven months of operations of Resolute in the first nine months of 2023, sales for the first nine months of 2023 amounted to $3,348 million, a decrease of $211 million, or 6%, compared to the first nine months of 2022. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume, partially offset by an increase in our net average selling prices for paper and sales from our new packaging business.

Analysis of change in Operating (Loss) Income from continuing operations

Operating income from continuing operations in the first nine months of 2023 decreased by $270 million when compared to the first nine months of 2022. Excluding the inclusion of seven months of operations of Resolute in the first nine months of 2023, operating income from continuing operations amounted to $147 million, a decrease of $177 million compared to operating income from continuing operations of $324 million in the first nine of 2022. This decrease is principally driven by lower volume in pulp and paper, lower production, higher maintenance costs, higher input costs and fixed costs. This decrease was partially offset by higher net average selling price for our paper products. In the first nine months of 2023, we recorgnized $54 million of closure and restructuring costs related to our announced idling of the Espanola pulp and paper mill to occur in the fourth quarter of 2023. In the first nine months of 2023, we recognized asset conversion costs of $63 million related to our previously announced decision to repurpose assets at our Kingsport mill compared to $45 million in the first nine months of 2022. In addition, we recognized $43 million of transaction costs related to our Acquisition of Resolute compared to $16 million in the first nine months of 2022 related to our November 30, 2021 Merger with Paper Excellence.

OTHER FACTORS

Interest Expense, net

We incurred $61 million of net interest expense in the third quarter of 2023, an increase of $39 million compared to net interest expense of $22 million in the third quarter of 2022. Interest expense increased due to higher floating rates for SOFR as well as higher debt levels in September 2023 mostly due to the Acquisition. In the third quarter of 2023, we had capitalized interest of $1 million, compared to $8 million in the third quarter of 2022, mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

We incurred $164 million of net interest expense in the first nine months of 2023, an increase of $97 million compared to net interest expense of $67 million in the first nine months of 2022. Interest expense increased due to higher floating rates for LIBOR and SOFR as well as higher debt levels in September 2023 mostly due to the Acquisition. In the first nine months of 2023, we had capitalized interest of $5 million, compared to $17 million in the first nine months of 2022, mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of Net Periodic Benefit Cost

For the third quarter of 2023, our non-service components of net periodic benefit cost were a benefit of $2 million, a decrease of $4 million when compared to the third quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first nine months of 2023, our non-service components of net periodic benefit cost were a benefit of $10 million, a decrease of $22 million when compared to the first nine months of 2022. This decreased benefit was mostly related to a non-cash pension settlement gain of $8 million recorded in the second quarter of 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the third quarter of 2023, our income tax expense was $35 million, consisting of a current income tax expense of $10 million and a deferred income tax expense of $25 million. This compares to an income tax expense of $48 million in the third quarter of 2022, consisting of a current income tax expense of $19 million and a deferred income tax expense of $29 million. We made payments, net of income tax refunds, of $2 million during the third quarter of 2023. Our effective tax rate was -30% compared with an effective tax rate of 23% in the third quarter of 2022. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter we update our estimate of the annual effective tax rate and, if the estimated annual tax rate changes, make a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2023 was unfavorably impacted by such a cumulative adjustment, mainly due to a change in the mix of forecasted earnings by jurisdiction, the inclusion of a full valuation allowance on deferred interest expenses, and additional U.S. taxes from the sale of Canadian mills.

For the first nine months of 2023, our income tax benefit was $30 million, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $46 million. This compares to an income tax expense of $67 million in the first nine months of 2022, consisting of a current income tax expense of $45 million and a deferred income tax expense of $22 million. We made payments, net of income tax refunds, of $68 million during the first nine months of 2023. Our effective tax rate was 30% compared to an effective tax rate of 23% in the first nine months of 2022. The effective tax rate for the first nine months of 2023 was impacted by the reversal of the valuation allowance on SPI’s tax loss carryforwards due to our assessment that the future income of SPI. would be sufficient to utilize the losses prior to expiration. This was partly offset by the inclusion of a full valuation allowance on deferred interest expenses, U.S. taxes from the sale of Canadian mills, and transaction costs with minimal tax benefit.

During the third quarter of 2023, we have determined that it is less than likely to be able to deduct our deferred interest expense in future tax years and have recorded a valuation allowance of $9 million on the related deferred tax asset which impacted tax expense for the quarter. Additionally, our estimated annual effective tax rate includes a full valuation allowance on the expected current year deferred interest expense.

Discontinued Operations

For the third quarter of 2023, we reported earnings from discontinued operations, net of taxes, of nil, (third quarter of 2022 - earnings from discontinued operations, net of taxes of nil) and for the first nine months of 2023, we reported earnings from discontinued operations, net of taxes, of $13 million, (first nine months of 2022 - earnings from discontinued operations, net of taxes of $18 million).

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023 Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario, within a short period of time following the Acquisition. On August 1, 2023, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp and paper mill for periods after the Acquisition are presented as held for sale in the Consolidated Balance Sheet. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the periods presented after the acquisition date of March 1, 2023 to July 31, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of Domtar pulp mill in Kamloops, British Columbia, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from January 1, 2022 to May 30, 2022. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

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

DOMTAR	Three months ended			Nine months ended

(In millions of dollars, unless otherwise noted)	September 30, 2023	September 30, 2022	$ change	September 30, 2023	September 30, 2022	$ change
Sales	$1,063	$1,340	$(277)	$3,348	$3,559	$(211)
Operating (Loss) Income from continuing operations	(20)	226	(246)	147	324	(177)

Shipments
Paper - manufactured (in thousands of ST)	498	602	(104)	1,539	1,743	(204)
Communication papers	409	504	(95)	1,274	1,444	(170)
Specialty and Packaging papers	89	98	(9)	265	299	(34)
Packaging (in thousands of ST)	80	-	80	80	-	80
Pulp (in thousands of ADMT)	327	433	(106)	1,010	1,152	(142)

Sales

Domtar segment sales in the third quarter of 2023 decreased by $277 million, or 21% when compared to sales in the third quarter of 2022. This decrease in sales is mostly due to a decrease in our pulp and paper sales volumes as well as a decrease in our net average selling price for pulp, partially offset by an increase in our net average selling prices for paper and sales from our new packaging business. The sales in the third quarter of 2023, were also impacted by the sale of our Dryden pulp mill on August 1, 2023.

Domtar segment sales in the first nine months of 2023 decreased by $211 million, or 6% when compared to sales in the first nine months of 2022. This decrease in sales is mostly due to a decrease in our pulp and paper volumes, partially offset by a increase in our net average selling price for paper and sales from our new packaging business. The sales in the first nine months of 2023, were also impacted by the sale of our Dryden pulp mill on August 1, 2023.

Operating (loss) income from continuing operations

Operating loss from continuing operations in our Domtar segment amounted to $20 million in the third quarter of 2023, a decrease of $246 million, when compared to operating income from continuing operations of $226 million in the third quarter of 2022. Our results were negatively impacted by:

•
Lower volume and mix ($95 million)
•
Higher operating expenses ($80 million) mostly due to lower production and higher maintenance costs in part due to the timing of some major maintenance, partially offset by lower freight costs
•
Lower net average selling prices for pulp ($73 million)
•
Higher closure and restructuring costs ($54 million) and lower asset conversion charges ($20 million) in the third quarter of 2023. We recorded $54 million of closure and restructuring costs related to the idling of our Espanola pulp and paper mill in the third quarter of 2023. We recorded $20 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in the third quarter of 2022
•
Lower other operating income ($2 million)

These decreases were partially offset by:

•
Higher net average selling prices for paper ($19 million)
•
Lower depreciation charges ($13 million) when compared to the third quarter of 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022 partially offset by an impairment charge ($9 million) in the third quarter of 2023 related to the announced idling of our Espanola pulp and paper mill
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the lower gains from our foreign currency hedging program ($5 million)
•
Lower Transaction costs ($5 million) mainly related to our Acquisition
•
Lower input costs ($4 million) mostly related to lower energy costs partially offset by higher costs of chemicals

Operating income from continuing operations in our Domtar segment amounted to $147 million in the first nine months of 2023, a decrease of $177 million, when compared to operating income from continuing operations of $324 million in the first nine months of 2022. Our results were negatively impacted by:

•
Higher operating expenses ($135 million) mostly due to lower production, higher maintenance costs in part due to the timing of some major maintenance, partially offset by lower freight costs
•
Lower volume and mix ($117 million)
•
Higher input costs ($34 million) mostly related to higher costs of fiber and chemicals, partially offset by lower energy costs
•
Higher closure and restructuring costs ($54 million) and higher asset conversion charges ($18 million) in the first nine months of 2023. We recorded $54 million of closure and restructuring costs related to the idling of our Espanola pulp and paper mill in the third quarter of 2023. We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility compared to $45 million in the first nine months of 2022
•
Lower net average selling prices for pulp ($30 million)
•
Higher Transaction costs ($27 million) mainly related to our Acquisition
•
Lower other operating income ($6 million)

These decreases were partially offset by:

•
Higher net average selling prices for paper ($196 million)
•
Lower depreciation charges ($39 million) when compared to the first nine months of 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022 partially offset by an impairment charge ($9 million) in the third quarter of 2023 related to the announced idling of our Espanola pulp and paper mill
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the lower gains from our foreign currency hedging program ($18 million)

RESOLUTE	Three months ended			Nine Months ended
(In millions of dollars, unless otherwise noted)	September 30, 2023	September 30, 2022	$ change	September 30, 2023	September 30, 2022	$ change
Sales	$579	—	$579	$1,454	—	$1,454
Operating Loss from continuing operations	(36)	—	(36)	(93)	—	(93)

Shipments
Paper (in thousands of ST)	218	—	218	573	—	573
Wood products (in millions board feet) (1)	511	—	511	1,261	—	1,261
Pulp (in thousands of ADMT)	141	—	141	305	—	305
Tissue (in thousands of ST) (2)	24	—	24	56	—	56

(1) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

(2) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Resolute segment generated sales of $579 million for the third quarter of 2023. Our third quarter of 2022 had no sales from Resolute.

Resolute segment generated sales of $1,454 million for the first nine months of 2023. Our first nine months of 2022 had no sales from Resolute.

Operating loss from continuing operations

Operating loss from continuing operations in our Resolute segment amounted to $36 million for the third quarter of 2023. Our third quarter of 2022 had no results from Resolute.

Operating loss from continuing operations in our Resolute segment amounted to $93 million for the first nine months of 2023. Our first nine months of 2022 had no results from Resolute. We recorded $24 million of transaction costs under Transaction costs in 2023, related to the acquisition. In addition, in the second quarter of 2023, we recorded approximately $15 million of costs related to the forest fires in Quebec regions, Canada.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $451 million was undrawn and available as of September 30, 2023. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows used for operating activities, including discontinued operations, totaled $69 million in the first nine months of 2023, a $503 million difference compared to cash flows from operating activities, including discontinued operations, of $434 million in the first nine months of 2022. This increase in cash flows used for operating activities is primarily due to a decrease in profitability as well as an increase in working capital requirements. In addition, we made income tax payments, net of refunds, of $68 million during the first nine months of 2023 compared to income tax payments, net of refunds, of $18 million during the first nine months of 2022.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first nine months of 2023 amounted to $898 million, a $828 million difference compared to cash flow used for investing activities, including discontinued operations, of $70 million in the first nine months of 2022.

The use of cash for investing activities in the first nine months of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, for a total of $1,098 million, additions to property, plant and equipment of $214 million and was partially offset by the proceeds from the sale of businesses, net of cash disposed, of $417 million and proceeds from the sale of property, plant and equipment of $7 million.

The use of cash for investing activities in the first nine months of 2022 was attributable to the addition to property, plant and equipment of $340 million, partially offset by the proceeds from the sales of our Kamloops mills ($237 million) and proceeds from sale of property, plant and equipment of $33 million.

Our annual capital expenditures for 2023 should increase due to the inclusion of our newly acquired subsidiary Resolute, partially decrease due to the completion of the Kingsport mill conversion and are expected to total between $370 million and $380 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $1,045 million in the first nine months of 2023 compared to cash flows used for financing activities, including discontinued operations, of $372 million in the first nine months of 2022.

The primary source of cash flows provided from financing activities in the first nine months of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($930 million), issuance of capital ($500 million) and borrowing under our ABL Revolving Credit Facility ($335 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million) as well as repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million).

The use of cash flows from financing activities in the first nine months of 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowings under our ABL Revolving Credit Facility, which was fully repaid in the second quarter of 2022 with the proceeds from the sales of our Kamloops mill ($150 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,164 million as of September 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition and SPI.

ABL Revolving Credit Facility

On March 1, 2023, we amended our ABL Revolving Credit Facility to mature on March 1, 2028 (extended from November 30, 2026). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $966 million at September 30, 2023. On March 1, 2023, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition and provide liquidity.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at September 30, 2023.

On September 30, 2023, we had borrowings of $335 million and $180 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $451 million.

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

During the three and nine months ended September 30, 2023, we repaid $9 million and $17 million, respectively, of Farm Credit Term Loan A, and $3 million and $10 million, respectively, of Farm Credit Term Loan B, as required for quarterly amortization. At September 30, 2023 there was $649 million of borrowings under the Farm Credit Term Loan A and $273 million of borrowings under the Farm Credit Term Loan B.

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

Borrowings under our First Lien Term Loan Facility amortize in equal quarterly installments in an amount equal to 5% per annum. The interest rate margin applicable to borrowings under our First Lien Term Loan Facility is, at our option, either (1) SOFR plus 5.50%, subject to a SOFR floor of 0.75%. or (2) the base rate plus 4.50%, subject to a base rate floor of 1.75%.

During the third quarter of 2023 and first nine months of 2023, we repaid $5 million and $14 million, respectively, as required for quarterly amortization. We also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million. At September 30, 2023 there was $348 million of borrowings outstanding under the First Lien Term Loan Facility.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of September 30, 2023.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium was paid and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of September 30, 2023.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2023, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2023, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of September 30, 2023, a total of $594 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits were paid at acquisition date and were included in the preliminary purchase price allocation. These deposits are measured since the acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time.

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
•
legal proceedings;
•
changes in asset valuations, including impairment of long-lived assets, inventory, accounts receivable or other assets, including deferred assets, or other reasons;
•
changes in currency exchange rates, particularly the relative value of the U.S. dollar to the Canadian dollar;
•
performance of pension fund investments and related derivatives, if any;
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including COVID-19 and other viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Quarterly Report on Form 10-Q, for the quarter ended September 30, 2023.

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

Our operating income can be impacted by the following sensitivities that reflect our recent Acquisition:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	40
Pulp - net position	22
Wood	20
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	29
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9

1. Based on estimated 2023 capacity (ST, ADMT or MBF).

2. Based on estimated 2023 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

For additional information, refer to Item 1, Financial Statements and Supplementary Data, under Note 14 “Commitments and Contingencies.”

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

The Company’s recently acquired subsidiary, Resolute Forest Products Inc., have been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, there were four administrative reviews and could remain subject to further administrative reviews for years to come. As of September 30, 2023, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 1.79% and 6.26%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA.

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

The Company may become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that the Company believes could have a material adverse effect if not resolved in its favor, or that the Company believes to be significant, are discussed in Item 1, Note 14 “Commitments and Contingencies” of this Quarterly Report on Form 10-Q. However, the Company's reports do not disclose or discuss all matters of which it is aware. If the Company assessment of the probable outcome or materiality of a matter is not correct, the Company may not have made adequate provision for such loss and its financial condition, cash flows, or results of operations could be adversely impacted.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,164 million as of September 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in the Company net indebtedness is mainly as a result of the Resolute and SPI Acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 1, Note 11 “Long-term debt”, of this Quarterly Report on Form 10-Q for more details.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to from related party, net of cash and cash equivalents and restricted cash, was $2,164 million as of September 30, 2023 compared to $1,278 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute Acquisition. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and Farm Credit Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flow. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

Borrowings under the Company's ABL Revolving Credit Facility and under its First Lien Term Loan and Farm Credit Term Loan bear interest at rates that are calculated based on SOFR or a base rate plus, in each case, an applicable margin. As a result, the Company is exposed to risks associated with an increase in interest rates, including if the U.S. Federal Reserve raises its benchmark interest rate. The Company may utilize derivative financial instruments, such as interest rate swaps, to manage its interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect the Company's business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2023, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 1, 2023, the Company and its wholly-owned subsidiaries Domtar Inc. and Domtar Paper Company, LLC completed the previously announced sale of the Dryden pulp mill and related assets to Dryden Fibre North America, LLC and Dryden Fibre Canada ULC, subsidiaries of First Quality Enterprises, LLC, for a purchase price of $186 million, subject to customary adjustments. The description of the transaction does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement by and among the Company, Domtar Inc., Domtar Paper Company, LLC and First Quality Enterprises, LLC (formerly known as First Quality Enterprises, Inc.), dated as of February 26, 2023. The Asset Purchase Agreement was filed as Exhibit 2.1to the Company’s Current Report on Form 8-K filed on February 28, 2023, the contents of which are incorporated herein by reference.

On August 1, 2023, the Company, through its wholly-owned subsidiary Resolute FP Canada Inc. (“Resolute FP”), completed the previously announced sale of the Thunder Bay pulp and paper mill and related assets to Thunder Bay Pulp and Paper Inc, an affiliate of Atlas Holdings LLC for a purchase price of $231 million, subject to customary adjustments. The description of the transaction does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement by and among Resolute FP and the Purchaser, dated as of May 26, 2023. The Asset Purchase Agreement is being filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

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

Date: November 2, 2023

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)