Form 10-K
period 2023-12-31
Domtar CORP
filed 2024-03-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33164

Domtar Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5901152 (I.R.S. Employer Identification No.)
395 de Maisonneuve Blvd. West Montreal, Quebec, Canada H3A 1L6 (514) 848-5555	234 Kingsley Park Drive Fort Mill, SC 29715 (803) 802-7500

(Address of principal executive offices, zip code, telephone number)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, was nil, there are no publicly traded common shares of Domtar Corporation.

As of December 31, 2023, there are no publicly traded common shares of Domtar Corporation.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 80 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp producer in North America. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence group of companies.

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. ("Resolute") through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar. The Resolute businesses manufactures and markets a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion.

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

REPORTABLE SEGMENTS

In the fourth quarter of 2023, our internal reporting and reportable segments changed as a result of organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our North American businesses. Subsequently, we manage and report our operating results through three reportable segments, also referred to as Business Units: Paper and Packaging, Pulp and Tissue and Wood Products. We have reflected this change in all historical periods presented. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 22 “Segment Disclosures”and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

OUR BUSINESS OVERVIEW

Paper and Packaging: We have six integrated pulp and paper mills, with an annual paper production capacity of approximately 2.2 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We also have one mechanical paper mill with an annual paper production capacity of 265,000 tons of coated papers, directory and specialty papers. Our paper manufacturing operations are supported by converting and forms manufacturing operations. We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. In 2023, we started operations at our newly converted packaging mill in Kingsport. The mill manufactures packaging materials made from 100% recycled content with a production capacity of approximately 600,000 tons annually of high quality recycled linerboard and corrugating medium, providing us with a strategic footprint in a growing market. Approximately 55% of our pulp is consumed internally to manufacture paper, with the balance being sold as market pulp. In addition, we produced fluff pulp at our pulp mill at Ashdown and Plymouth and softwood pulp Skookumchuck and Crofton pulp mills. We can sell approximately 1.5 million metric tons of market pulp per year depending on market conditions.

Pulp and Tissue: We produce softwood and recycled bleached kraft pulp at three facilities, with total capacity of 0.8 million metric tons. We produce softwood pulp at our pulp mill in Saint-Félicien, fluff pulp at our Coosa Pine pulp mill and recycled pulp at our Menominee pulp mill. We produce newsprint and specialty papers at six mills strategically located to serve major markets with a total capacity of 1.2 million tons. Our specialty papers comprise uncoated mechanical papers, including supercalendered paper and white paper. We produce tissue products at three facilities, with a total capacity of 128,000 tons. We also have one converting facility and a total of 14 tissue converting lines. We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades.

Wood Products: We own or operate 14 sawmills in Canada and three sawmills in the U.S. South, with a total mechanical capacity of approximately 2,860 million board feet. Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our pulp and paper mills in the U.S. as well as third party pulp and paper mills and other end users. Our sawmills also supply wood residue to our other segments, to be used as fuel to produce electricity and steam based on renewable sources. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility.

OUR OPERATIONS

Paper, Pulp and Tissue

The table below lists our operating paper, pulp and tissue manufacturing facilities, the number of machines we operate and their annual production capacity:

	Fiberline Pulp Capacity		Saleable Paper		Tissue
	# lines	('000 ADMT) (1, 2)	# machines	('000 ST) (1, 2)	# machines	('000 ST) (1, 2)
PAPER AND PACKAGING
Paper (3)
Windsor, Quebec	1	447	2	642	—	—
Hawesville, Kentucky	1	412	2	596	—	—
Marlboro, South Carolina	1	320	1	274	—	—
Johnsonburg, Pennsylvania	1	228	2	344	—	—
Nekoosa, Wisconsin	1	155	3	168	—	—
Rothschild, Wisconsin	1	65	1	131	—	—
Port Alberni, British Columbia	—	—	2	265	—	—
Kingsport, Tennessee	—	—	1	600	—	—
Total	6	1,627	14	3,020	—	—
Pulp(4)
Ashdown, Arkansas	3	775	—	—	—	—
Plymouth, North Carolina	2	390	—	—	—	—
Crofton, Bristish Columbia	2	380	—	—	—	—
Skookumchuck, British Columbia	1	290	—	—	—	—
Total	8	1,835	—	—	—	—
TOTAL Paper and Packaging	14	3,462	14	3,020	—	—
Trade Pulp (5)		1,521

PULP AND TISSUE
Paper
Grenada , Missisippi	—	—	1	259	—	—
Clermont, Quebec	—	—	1	244	—	—
Gatineau , Quebec	—	—	1	214	—	—
Alma, Quebec	—	—	1	211	—	—
Dolbeau, Quebec	—	—	1	159	—	—
Kénogami, Quebec	—	—	1	148	—	—
Total	—	—	6	1,235	—	—
Pulp
Saint-Félicien, Quebec	1	357	—	—	—	—
Coosa Pines, Alabama	1	266	—	—	—	—
Menominee, Michigan (5)	1	171	—	—	—	—
Total	3	794	—	—	—	—
Tissue
Calhoun. Tennessee	—	—	—	—	1	66
Hialeah, Florida	—	—	—	—	2	34
Sanford, Florida	—	—	—	—	1	28
Total	—	—	—	—	4	128
TOTAL Pulp and Tissue	3	794	6	1,235	4	128
Trade Pulp (4)		725

(1) ADMT refers to an air dry metric ton and ST refers to short ton. (2) Paper capacity is based on an operating schedule of 360 days and the production at the winder. (3) On September 6, 2023, we announced the indefinite idling of our Espanola pulp and paper mill for an expected period greater than one year. On February 21, 2024, we announced that we will indefinitely curtail paper operations at our Ashdown facility for an expected period greater than one year. These closures are reflected in the table above. (4) On January 26, 2024, we announced the indefinite idling of the paper machine at our Crofton mill. This closure is reflected in the table above. (5) Estimated third-party shipments dependent upon market conditions.

Wood

The following table lists the total mechanical capacity, reflecting the impact of any downtime taken, of our sawmills by region. We do not have access to enough fiber to operate all of the sawmills at their total mechanical capacity. Total capacity is based on the best yearly production by mill from the last three years on an hourly basis, multiplied by the standard operating hours in an operating schedule of approximately 355 days.

(in million board feet)	Total Capacity

Canada
Quebec (1)	1,855
Ontario	514
U.S.	491
2,860

(1) Includes Sociéte en Commandite Scierie Opitciwan, located in Obedjiwan, an equity method investment in which we have a 45% interest. The amounts in the above table include the sawmill’s total capacity.

The table below lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated during the year ended December 31, 2023, and their respective 2023 capacity. Total capacity is based on an operating schedule of approximately 355 days.

Total Capacity
Remanufactured Wood Products Facilities (Quebec) - in million board feet	82
Engineered Wood Products Facilities (Quebec) - in million linear feet	120
Wood Pellet Products Facility (Ontario) - in thousands of metric tons	45

Other products

We sell green power produced from renewable sources and wood-related products and by-products to customers located in U.S. and Canada. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.

OUR PRODUCT OFFERING

Paper

Our paper sales channels are aligned to efficiently bring a competitive and complete product offering to our varied customers. Our sales, customer service, marketing and production teams work closely together to provide high-quality products, exceptional service and expert support to merchants, converters, end-users, stationers, printers and retailers. We sell our products through distribution and directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase demand for our products. In addition, our sales, marketing and product management teams work closely with technology teams and mill-based product development personnel and undertake product development and innovation initiatives with customers in order to better serve their business needs and to support future growth opportunities.

We sell business papers primarily to office supply retailers, dealers, wholesalers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing, transactional printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. Our publishing papers portfolio is comprised of uncoated and coated mechanical papers, as well as uncoated freesheet papers. Our publishing papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags and other commercial printing applications. We sell newsprint to newspaper publishers worldwide and also to commercial printers in North America for uses such as inserts and flyers. Our packaging paper is comprised of high-quality recycled linerboard and corrugating medium that we sell to independent corrugated box converters for use in a wide range of packaging applications.

Market Pulp

Our pulp products are comprised of softwood, fluff and recycled bleached kraft. Our pulp grades are sold to customers and are used in a variety of end-products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, printing and writing grades, building products and electrical insulating papers. We sell market pulp to customers in North America mainly through a North American sales force, while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Wood products

Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our sawmills also supply wood residue to our pulp and paper mills to be used as fuel to produce electricity and steam based on renewable sources. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our pulp and paper mills in the U.S. as well as third party pulp and paper mills and other end-users. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.

Tissue

We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades and are ideally suited to serve U.S. customers. We also sell parent rolls not converted into tissue products.

Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements.

OUR CUSTOMERS

Our ten largest customers represented approximately 31% of our sales in 2023. In 2023, no single customer represented 10% or more of our sales. The majority of our customers purchase products through individual purchase orders. In 2023, approximately 72% of our sales were in the United States, 11% were in Canada, 10% in Asia and 7% were in other countries.

OUR RAW MATERIALS

The manufacturing of pulp and paper requires fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Fiber

Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and property we own or lease. The fiber used by our operations in the U.S. is mainly wood fiber (softwood and hardwood) as well as old corrugated containers (“OCC”). The fiber used at our operations in Canada is both hardwood and softwood and includes a significant amount of residual sawmill chips from our owned sawmills. Access to harvesting fiber on public lands in Ontario and Quebec is subject to licenses and review by the respective governmental authorities.

We depend heavily on harvesting rights and timber supply guarantees over government-owned land in Ontario and Quebec, respectively. The volume of harvest permitted under these licenses is subject to limits, which are generally referred to as the annual allowable cut (“AAC”). Approximately 25% of the total allowable harvesting rights in Quebec are allocated through an open auction system. The prices generated by the auction system are used to set pricing for the remainder of the AAC. The timber requirements for our U.S. sawmills are met mostly by purchasing timber from timberland owners.

Chemicals

We use various chemical compounds in our manufacturing operations that we purchase, primarily on a centralized basis, through contracts varying between one and ten years in length to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, hydrogen peroxide and lime. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, clay, optical brighteners, dyes and aluminum sulfate.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include: biomass, natural gas and electricity. A significant portion of our total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, substantially all of which are generated as by-products from our manufacturing processes. The remainder of the energy comes mainly from natural gas, electricity and from smaller amounts of other fossil fuels as well as purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce power and steam that are used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have cogenerating assets at a number of our integrated pulp and paper mills. These units generate green energy from primarily renewable biomass. We also have one hydroelectric generation and transmission network which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 50 years. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located. Smaller hydro assets are also present at three locations: Espanola, Nekoosa and Rothschild.

All these generating assets produce the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

OUR COMPETITION

The markets in which our products are sold are highly competitive with well-established domestic and foreign manufacturers. Our products compete against similar products from many large and small companies, including well-known global competitors. We also compete, in some instances, with companies in other industries and against substituted wood-fiber products. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. For our paper products, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high-quality Forest Stewardship Council (“FSC”)-certified paper products. Price, quality, service, fiber sources and freight costs are considered the main competitive determinants for our pulp products. Because there are few distinctions between lumber from different producers, competition is primarily based on price for our wood products. As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates.

OUR HUMAN CAPITAL

We have approximately 13,000 employees, 54% are employed in the United States and 46% in Canada. 54% of our employees are covered by collective bargaining agreements.

Attraction and Retention

We are committed to fostering a workplace that attracts and retains talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, and community engagement, we aim to directly influence positive work behavior and on-the-job performance.

Diversity and Inclusion

Although we have a strict non-discrimination and anti-harassment policy, we view diversity and inclusion as more than just policies and practices. It is part of who we are, how we operate, and essential to our long-term sustainability. We strive to create an inclusive workplace where people can bring their authentic selves to work and feel valued and included.

We are committed to increasing representation of women and underrepresented minorities at the Company overall, but particularly in leadership roles. Our Diversity, Equity and Inclusion Councils provides guidance to leadership to help make us more inclusive and diverse and recommendations and input toward decisions on diversity, equity and inclusion projects and initiatives. Our members act as ambassadors within their business segment and throughout the Company. We are also identifying and implementing leading integration practices for temporary foreign workers, which include, for example, providing training to foreign workers to support them in their adaptation to local culture, as well as training our employees to adapt to foreign workers’ arrival, and enable their professional and social integration.

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

Health and Safety

The physical health of our employees is of vital importance to the Company. That is why we work relentlessly to physically eliminate the potential for life-altering hazards and minimize risk of injury as part of a proactive, preventive safety culture while investing in well-being programs to help our employees establish and maintain healthy lifestyles.

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

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees and communities by viewing our business decisions within the larger context of sustainability. We take a long-term view on managing natural resources for the future. We strive to carefully manage waste and encourage recycling. We aim to have the highest standards for ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better Company. We focus on agility to respond to new opportunities, and we are committed to turning innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. We believe that our business and the people and communities who depend on us are better served as we weave this focus on sustainability into the things we do.

Domtar strives to execute this commitment to sustainability at every level and every location across the Company. The overall responsibility for our environmental, social and governance (ESG) performance resides with our executive team, and we rely on our ESG and sustainability committees to support the delivery of our key objectives and implement related plans. The committees are cross-functional groups of senior managers and subject-matter experts from manufacturing, sales, environment, human resources, finance and legal , among other departments. Tasked with developing and driving our sustainability strategy and performance based on high priority issues, the committees are focused on improving the net impact of our operations, and maintaining a constructive dialogue with our customers, partners and key stakeholders to ensure alignment and support on our goals. Committee responsibilities also include setting annual targets and providing project oversight on the company’s long-term objectives. Our sustainability goals, challenges and progress are reported annually on the Company’s website and other published reports. References to published reports and website are for informational purposes only and neither the published reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

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

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, First Choice®, EarthChoice®, Ariva®, Resolute®, Resolute Forest Products® and Resolute Tissue®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the U.S. and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS

Name	Age	Position and Business Experience
Steve Henry	51

President of the Paper and Packaging Business Unit. Mr. Henry was appointed as President of the Paper and Packaging Business Unit in July 2023. Prior to his current appointment, Mr. Henry served as Domtar’s Executive Vice President and Chief Operating Officer and member of the Management Committee leading Domtar’s pulp, paper and packaging operations and commercial functions. He previously also served as Domtar’s Senior Vice President Packaging, Vice President of Strategy and Business Analysis and held various positions at Domtar’s Hawesville, KY pulp and paper mill, including mill general manager. Prior to joining Domtar in 2011, he held a variety of mill and corporate positions at Georgia-Pacific, Weyerhaeuser and International Paper.

John D. Williams	69

Mr. Williams retired from his President and Chief Executive Officer position at Domtar on June 30, 2023, which he had held since January 2009. In his new role of Non-Executive Chairman of the Paper Excellence Group’s Management Board, Mr. Williams leads a team of executives responsible for providing additional oversight and financial checks and balances for the Paper Excellence Group as a whole. He has more than 40 years of experience in both consumer products and packaging. He began his career in consumer product sales in 1976, gaining insight into key market dynamics in the U.K. and the U.S. Since joining Domtar, he has led the company’s transformation from a strictly paper manufacturing enterprise to an emerging packaging player in the containerboard market. Mr. Williams is a member of the Board of Directors of Owens Corning and the Executive Chairman of the Board of Directors of Form Technologies, Inc., a privately held leading global group of precision component manufacturers based in Charlotte, North Carolina.

Joe Ragan	62

Executive Vice President and Chief Financial Officer of Paper Excellence Group. Mr. Ragan was previously President and Chief Investment Officer of Paper Excellence Group and was appointed to his new role in April 2023. He brings more than 30 years of financial experience to Domtar, having previously served as CFO at several multi-billion-dollar corporations prior to joining Paper Excellence Group in 2020. He has extensive global financial leadership experience, having led all areas of finance including global reporting, treasury, investor relations, international tax, financial analysis/planning, mergers and acquisitions, and internal/external audit in previous positions. In addition, Mr. Ragan has managed very sophisticated international finance and tax structures. He was named CFO of the year in 2007 by the Washington (D.C. metro area) Business Journal, then again in 2008 by SmartCEO magazine.

Hugues Simon	53

President of the Wood Products Business Unit since March 2021. He previously served as a special advisor to Resolute’s Senior Vice President and Chief Financial Officer from January 4, 2021 to March 1, 2021. Prior to joining Resolute, he was President of BarretteWood Inc. from July 2016 to November 2020, and served as Vice President, Sales and Procurement for BarretteWood Inc. from August 2012 to July 2016. He also served as Vice President, Sales and Marketing and value added operations with Resolute wood products, and held a range of other positions with Resolute and its predecessor companies from 1999 to 2012.

Richard Tremblay	60

President of the Pulp and Tissue Business Unit. Mr. Tremblay previously served as Senior Vice President, Pulp and Paper, from June 2015 to February 2018, and as Senior Vice President, Pulp and Paper Operations, from February 2014 to May 2015. He served as interim Senior Vice President, Pulp and Paper Operations, from November 2013 to January 2014, and as Vice President, Pulp and Paper Operations, from June 2011 to October 2013. Prior to joining Resolute in June 2011, he served as General Manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.

FORWARD-LOOKING STATEMENTS

The information included in this Annual Report on Form 10-K contains forward-looking statements relating to trends in, or representing management’s beliefs about, Domtar Corporation’s future growth, results of operations, performance, liquidity and business prospects and opportunities. These forward-looking statements are generally denoted by the use of words such as “anticipate”, “believe”, “expect”, “intend”, “aim”, “target”, “plan”, “continue”, “estimate”, “project”, “may”, “will”, “should” and similar expressions. These statements reflect management’s current beliefs and are based on information currently available to management. Forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors that could cause actual results to differ materially from historical results or those anticipated. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to:

•
continued decline in usage of paper products in our core market;
•
our ability to implement our business diversification initiatives, including repurposing of assets and strategic acquisitions or divestitures, facility closures and integration of acquired businesses;
•
Asset conversion costs in excess of our expectations;
•
demand for linerboard;
•
product selling prices;
•
cyclicality of sales and prices in the lumber market and market pulp;
•
raw material prices, including wood fiber, chemicals and energy;
•
impact of inflation on our costs and uncertainty of our ability to pass through increased costs to our customers;
•
conditions in the global capital and credit markets, and the general economy, particularly in the U.S. and Canada;
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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A in this Annual Report on Form 10-K.

You are cautioned not to unduly rely on such forward-looking statements, which speak only as of the date made, when evaluating the information presented in this Annual Report on Form 10-K. Unless specifically required by law, Domtar Corporation disclaims any obligation to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 1A. RISK FACTORS

You should read the following risk factors carefully in connection with evaluating the Company's business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters described in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that the Company does not presently know or that does not currently believe to be significant that may adversely affect our business, financial condition or operating results in the future.

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

Strategic acquisitions, like its acquisition of Resolute, may expose the Company to additional risks. The Company may have to compete for acquisition targets and any acquisition it makes, may fail to accomplish its strategic objectives or may not perform as expected. In addition, the costs of integrating an acquired business may exceed its estimates and may require significant time and attention from senior management. Accordingly, the Company cannot predict whether it will succeed in implementing these strategic initiatives. If it fails to successfully diversify its business, or if the diversification strategy does not produce the expected outcomes, it may have a material adverse effect on the Company’s competitive position, financial condition and operating results.

Asset conversion, like its most recent conversion of one of its mills to a containerboard production facility, can be capital intensive and can involve the shutdown of a facility for an extended period, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced paper products, as well as costs and other factors, and there can be no assurance that a conversion will be as successful as expected.

The Company’s paper products are vulnerable to long-term declines in demand due to competing technologies or materials.

The Company’s paper business competes with electronic transmission and document storage alternatives, as well as with paper grades it does not produce. As a result of such competition, the Company is experiencing ongoing decreasing demand for most of its existing paper products. As the use of these alternatives grows, demand for paper products is likely to decline further. Declines in demand for the Company’s paper products may adversely affect its business, results of operations and financial position.

Fluctuations and volatility in the prices of and the demand for the Company’s products due to factors such as economic cyclicality and changes in consumer preferences or trends could have a material adverse effect on its business, results of operations and financial position.

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, demand and margins for the Company’s products. The length and magnitude of industry cycles have varied over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of capacity. Any decline or stagnation in macroeconomic conditions could lead to lower sales volumes and reduced margins for the Company's products. During periods of weak or weakening global economic conditions, the Company would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for its products as its customers delay or reduce their expenditures. For example, during an economic downturn, the Company's paper products could face more intense pressure from electronic substitution, end consumers may reduce printed newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for the Company's products by its customers. In addition, demand for the Company's market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products. An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry and the repair and remodeling segment, which are significant drivers of demand for the Company's lumber and other wood-based products.

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

The Company currently meets its wood fiber requirements by purchasing wood fiber from third parties and by harvesting timber pursuant to its forest licenses and forest management agreements. If the Company’s harvesting rights, pursuant to its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber, timber or market pulp stops selling, is unable to sell wood fiber to the Company or at a reasonable market price for any of the reasons described above, the Company's financial condition or results of operations could be materially and adversely affected.

Inflation or a sustained increase in the cost of the Company’s purchased energy or other raw materials and services would lead to higher manufacturing costs, thereby reducing its margins.

The Company’s operations consume substantial amounts of energy such as biomass, natural gas, electricity and wood residue. The main raw materials the Company uses in its manufacturing process are wood fiber and chemicals. The prices for raw materials and energy are volatile, affected by inflation, and may change rapidly, which impacts the Company's manufacturing costs, directly affects its results of operations and may contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing. The Company also relies on service providers and contractors in its operations, the costs of which have also increased due to workforce shortages and inflation.

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

The Company also generates electricity at its hydroelectric and power generation facilities. There can be no certainty that the Company will be able to maintain the water rights necessary for its hydroelectric power generating facilities, or to renew such rights or power sales contracts at different conditions. The closure of certain machines or facilities located in Quebec could trigger the exercise of termination rights by the Quebec government under water rights agreements. The amount of electricity the Company can generate at its hydroelectric facilities is also subject to the volume of rain or snowfall and is therefore variable from one year to the next.

The Company could experience disruptions in operations and/or increased labor costs due to labor disputes or occupational health and safety issues.

Approximately 70% of the Company’s employees are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

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
•
cyberattack or other security breaches;
•
failure of its Information Technology (“IT”) systems, including any failure of its current systems and/or as a result of transitioning to additional or replacement IT systems;
•
public health crises that impact trade or the general economy, including viruses, diseases or illnesses;
•
terrorism or threats of terrorism, acts of war or other violent acts; or
•
other operational problems, including those resulting from the risks described in this section.

Events such as those listed above can cause personal injury and loss of life, disrupt the Company’s supply chain and impair its ability to manufacture or sell its products and have resulted in operating losses in the past. Any interruption or facility damage could prevent the Company from meeting customer demand for its products as well as require additional resources and/or require unplanned expenditures. If one or more of these machines or facilities were to incur significant downtime, it may have a material adverse effect on the Company’s results of operations and financial position. In addition, some of these hazards can result in, among other things: reputational damage; the imposition of civil or criminal penalties; workers’ compensation; and other claims against the Company with respect to workplace exposure, exposure of contractors and others located on or off the Company's premises.

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

Implementation of climate-change mitigation programs could increase the Company's costs in the short term, including as a result of potential GHG emissions reporting obligations in the U.S. and more detailed mandatory reporting in both Ontario and Quebec, all of which may require additional resources for monitoring, tracking, calibrating and reporting information, as well as training and verification. Carbon price mechanisms, such as the cap-and-trade system in Quebec, have an impact on the operational costs of covered facilities, as well as the cost of fuel from distributors operating under the programs. The price of carbon in Canada could continue to increase, and a price on carbon could be introduced in the U.S. International reporting protocols or could change their standards for reporting GHG emissions, including changing the distinction that is currently made between CO2 emissions from biomass combustion at stationary sources and CO2 generated from fossil fuels. Regulatory bodies could also change their position on the carbon-neutrality of biomass energy, which would significantly alter its carbon footprint. Adopting and incorporating new technologies to help with the transition toward a low-carbon economy are also transitional risks that could represent significant costs to the Company or may expose us to unforeseen risks.

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

The Company could be required to curtail production, shut down machines or facilities, restructure operations or dispose of facilities or business.

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

Based on market interest, the Company offers a number of its products, including pulp and paper, wood products and tissue, with specific designations to one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. The Company's ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond its control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of its suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous peoples and governments. If the Company is unable to offer certified products, for which demand is growing, or to meet commitments to supply certified products or meet the product specifications of its customers, it could adversely affect the marketability of the Company's products and its ability to compete with other producers.

Negative publicity, even if unjustified, could have a negative impact on the Company’s brands and the marketability of its products.

While the Company believes that it has established a reputation for transparent communications, social and corporate governance, responsible forestry practices, and overall sustainability leadership, negative publicity, whether or not justified, relating to its operations and its business or to its industry, could tarnish the Company's reputation or reduce the value of its brands and market demand for its products. In addition, the actions of activists, including legislative initiatives or other campaigns affecting boreal-sourced forest products, whether justified or not, could impede or delay the Company's ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that the Company seeks in order to supply certified products to its customers. Activist campaigns could affect the Company's revenues and require the Company to incur significant expenses and dedicate substantial resources to defend itself, rebuild its reputation, and restore the value of its brands.

The Company is currently transitioning from certain legacy system applications, and during the transition, such legacy systems may be more vulnerable to attack or failure and implementation of the transition may cause disruptions to the Company's business IT systems.

The Company is currently transitioning from certain legacy system applications with an integrated business management software platform. Prior to the completion of this upgrading process, the Company may not have supplier or third-party support for legacy systems in the event of failure or required updates, and such legacy systems may be more vulnerable to breakdown, malicious intrusion, and random attack. The Company may also experience difficulties maintaining or replacing the hardware infrastructure required to operate these legacy systems. Such legacy systems, if not properly functioning prior to their replacement, could adversely affect the Company's business.

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

For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 20 “Commitments and Contingencies.”

Products the Company produces in one country and exports to another may become subject to additional duties or other international trade remedies or restrictions.

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

The Company is subject to countervailing and anti-dumping duty orders on the vast majority of its U.S. imports of softwood lumber products produced at its Canadian sawmills, which could materially affect its results of operations and cash flows.

Most of the Company's U.S. imports of softwood lumber products produced in Canada are subject to orders requiring the Company to pay cash deposits to U.S. Customs for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed, shortly after the 2006 Softwood Lumber Agreement expired in October 2015, by U.S. softwood lumber products producers and forest landowners with U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission.

All countervailing and anti-dumping duty orders issued by the Commerce in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor, the United States-Mexico-Canada Agreement (or, the “USMCA”) or before the U.S. Court of International Trade. Deposits paid to U.S. Customs in each period of review of the present dispute will not be converted into actual duties unless and until appeals have been exhausted for the corresponding period of review.

The Company’s recently acquired subsidiary, Resolute, has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, five administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of December 31, 2023, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 1.79% and 6.26%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA or by a U.S. court. Commerce is expected to issue its final determination in the fifth administrative review of the countervailing investigation in the third quarter of 2024, at which time a new rate will take effect; our new rate was estimated at 6.71% for countervailing duties and 7.15% for anti-dumping duties in a non-binding, preliminary determination issued on January 31, 2024, which is subject to modification in the upcoming final determination.

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

The Company may become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that the Company believes could have a material adverse effect if not resolved in its favor, or that the Company believes to be significant, are discussed in Item 8, Financial Statements and Supplementary Data, under Note 20 “Commitments and Contingencies.” However, the Company's reports do not disclose or discuss all matters of which it is aware. If the Company assessment of the probable outcome or materiality of a matter is not correct, the Company may not have made adequate provision for such loss and its financial condition, cash flows, or results of operations could be adversely impacted.

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

Financial Risks

The Company has significant level of debt and may incur substantially more debt. This could increase risks associated with its leverage.

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,324 million as of December 31, 2023 compared to $1,619 million as of December 31, 2022. The increase in the Company’s net indebtedness is mainly as a result of the Resolute acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data, under Note 18 “Long-term debt”, for more details.

The Company’s operations require substantial capital, and it may not have adequate capital resources to provide for all of its capital requirements, or at all.

The Company’s businesses are capital intensive and require ongoing capital expenditures in order to maintain its equipment, increase its operating efficiency, comply with environmental laws and innovate to remain competitive.

If the Company’s available cash resources and cash generated from operations are not sufficient to fund its operating needs, make pension contributions, and finance its working capital, capital expenditures, and duty cash deposits, the Company would have to obtain additional funds from borrowings or other available sources or reduce or delay its capital expenditures. The Company may not be able to obtain additional funds at favorable terms, or at all.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,324 million as of December 31, 2023 compared to $1,619 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of the Resolute acquisition. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility and Farm Credit Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flows. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

The Company maintains property, business interruption, general liability, casualty, cybersecurity and other types of insurance, including environmental liability, that the Company believes are in accordance with customary industry practices, but the Company is not fully insured against all potential hazards inherent in its business, including losses resulting from human error, natural disasters, war risks, or terrorist acts. As is typical in the industry, the Company also does not maintain insurance for any loss to its access to standing timber from natural disasters, regulatory changes, or other causes. Changes in insurance market conditions, including the impact of climate change on the insurance industry, have caused, and may in the future cause, premiums and deductibles for certain insurance policies to increase substantially and in some instances, for certain insurance to become unavailable or available only for reduced amounts of coverage. If the Company was to incur a significant liability for which it was not fully insured, or at all, the Company might not be able to finance the amount of the uninsured liability on terms acceptable to the Company or at all, and might be obligated to divert a significant portion, or all, of its cash flow from normal business operations.

We could be required to record additional valuation allowances against our recognised deferred income tax assets and we could be limited in our use of certain tax attributes.

The Company recorded significant deferred income tax assets relating to our Canadian and U.S. operations in our Consolidated Balance Sheet as of December 31, 2023. If, in the future, the Company determines that it is more likely than not that we will be able to recognise these deferred income tax assets as a result of sustained cumulative losses in our Canadian or U.S. operations, the Company could be required to record additional valuation allowances for the portion of the deferred income tax assets that is not more likely than not to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would adversely impact its results of operations.

Market Risks

The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business and results of operations.

The Company competes with domestic and global producers and, for many of its product lines with global producers, some of which may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. Because the markets for the Company’s products are highly competitive, actions by competitors can affect the Company's ability to compete and the volatility of prices at which its products are sold. For example, favorable market price conditions of wood, pulp or paper products could attract investments from competitors, including the reopening of plants in markets where the Company competes, which in turn could have an impact on the Company's sales, results of operations and cash flows.

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

The Company has manufacturing operations in the U.S. and Canada. As a result, it is exposed to movements in foreign currency exchange rates in Canada. The Company sells its products mainly in transactions denominated in U.S. dollars, but it also sells in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Certain assets and liabilities, including a substantial portion of the Company’s net pension and other postretirement benefit obligations and its deferred income tax assets, are denominated in currencies other than the U.S. dollar and are exposed to foreign currency movements. The Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its exposure to fluctuations in foreign currency exchange rates for periods up to three years. The Company may use foreign exchange derivative instruments to mitigate its exposure to fluctuations in foreign currency exchange rates. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

The Company is subject to the potential loss of important customers or a significant change in customer relationships or in customer demand for its products, as well as accounts receivable credit risk exposure, which could materially adversely affect the Company’s business, financial condition or results of operations.

The Company’s ten largest customers represented approximately 31% of its sales in 2023. Losing important customers, decreases in demand for products from an important customer or increases in accounts receivable credit risk exposure due to financial difficulties of its customers, could materially adversely affect the Company’s business, financial condition or results of operations.

General Risks

Large-scale disruption of social and commercial activity and financial markets, such as has occurred in the past due to pandemic conditions, could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial position.

Major external events, including pandemic conditions that result in large-sale disruption of social and commercial activity, such as business closures and social restrictions, could adversely impact our volumes, costs and operational execution. If such conditions were to be severe, resulting in a broad-based economic slow-down, it may have a material adverse impact on our business operations, results of operations, cash flows and financial position and hinder our ability to grow our business and execute our business strategy.

The Company’s financial results could be affected by changes in U.S. and foreign tax laws or in the mix of its U.S. and foreign earnings, as well as adjustments to its estimates of uncertain tax positions or results from audits by U.S. or foreign tax authorities.

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

The Company's operations could be adversely affected by disruptions to its IT systems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. We are subject to numerous and evolving cybersecutity risks that could adversely and materially affect our business, financial conditions and results of operations.

We have implemented a cybersecurity risk management program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework to assess, identify and manage cybersecurity risk that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Our program includes regular risk assessments, penetration testing performed by the internal team and independent third parties, patch management, and vulnerability scanning to identify potential threats and vulnerabilities. We have also implemented a robust security awareness program that includes regular phishing tests and requires employees to undergo annual security awareness training. Our cybersecurity strategy is focused on establishing the zero-trust security model to protect our information assets' confidentiality, integrity, and availability. We also have an incident response process and various incident response plans that are designed to provide timely and effective actions in the event of a cybersecurity incident. Our incident response plan includes procedures for determining the root cause and impacts of the incident, containment actions to mitigate the impacts, and notifying affected parties.

With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into a contractual agreement.

Despite our efforts, we recognize that no system is completely secure, and our main material cybersecurity risks are related to ransomware attacks, phishing attacks, insider threats, and third-party attacks. We monitor our systems against these risks and adjust our cybersecurity strategy accordingly. Our IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing, and other cyber-incidents, none of which, to Domtar's knowledge, have had a material impact on its business information systems or operations. While we cannot guarantee that our security efforts will prevent breaches or breakdowns to our IT systems or those of our third-party providers, we have a robust disaster recovery process that is exercised annually. For more information about cybersecurity risks, see the Risk factors discussion in Item 1A of this Form 10-K.

Governance

Our Management Leadership Team reviews cybersecurity risks as part of their oversight and execution of the Company’s business operations and strategy. The Company’s Management Board, with the support of its committees, oversees risk management to ensure that the processes designed, implemented and maintained by our executives are functioning as intended and adapted when necessary to respond to changes in our Company’s strategy as well as emerging risks. We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management, and timely incident response.

ITEM 2. PROPERTIES

Our corporate co-headquarters are located in Fort Mill, South Carolina and Montreal, Quebec. Our co-headquarters are owned or leased and house certain executive offices, business units, and our administrative, finance, legal, IT and human resources functions.

Production facilities

We own substantially all of our production facilities. As of December 31, 2023, we operated manufacturing and process facilities in the U.S. and Canada. Our paper manufacturing operations are supported by converting and forms manufacturing operations (including a network of plants located offsite from our paper making operations) as well as sales offices, regional replenishment centers and warehouse facilities located in the U.S. and Canada. For more information on our production facilities, refer to Item 1, Business, under “Our Operation” section.

We lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Approximately 58% of our paper production capacity is in the U.S. and 42% is in Canada. Approximately 65% of our pulp production capacity is in the U.S. and 35% is in Canada. All our tissue production capacity is in the U.S. and 83% of our sawmills mechanical capacity is in Canada and 17% in the U.S.

Forestlands

We have access to fiber from 44 million acres of public forestlands in Canada that are licensed and managed by third parties. Subject to our ability to maintained the licenses, we believe that these forestlands will provide a continuous supply of wood for the foreseeable future needs.

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

As of December 31, 2023, there were no publicly traded common shares of Domtar Corporation.

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

Recent Events and Items Affecting Comparability of Financial Results

On February 21, 2024, we announced that we will indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter will be indefinitely idled by the end of June 2024, reducing our annual uncoated freesheet capacity by 216,000 short tons. The curtailment is not expected to result in a workforce reduction.

The curtailment will result in an aggregate pre-tax charge to earnings of approximately $32 million, which includes an estimated $31 million in non-cash charges related to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts, and $1 million related to other costs. These charges are expected to be incurred in the first half of 2024.

Acquisitions and Divestitures

Domtar Corporation acquired Catalyst Paper Corporation, from Paper Excellence

On October 27, 2023, we completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which includes one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence group of companies owned both Domtar and Catalyst.

The acquisition of Catalyst from Paper Excellence was accounted for as a transaction between entities under common control, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of Catalyst. For the year ended December 31, 2023, we recognized $2 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

Domtar Corporation acquired Skookumchuck Pulp Inc., from Paper Excellence

On June 29, 2023, we completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owned both Domtar and SPI.

The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control, which requires that SPI's related asset and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of SPI. For the year ended December 31, 2023, we recognized $1 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

Paper Excellence completes the acquisition of Resolute through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute through Domtar (referred to as "the Acquisition"). The acquisition date fair value of the consideration transferred is $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income. The Resolute

businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Overview section below as well as Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

For the year ended December 31, 2023, we recognized $57 million of transaction related costs associated to the Acquisition, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill was to be sold to an independent purchaser approved by the Commissioner. On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from March 1, 2023, to July 31, 2023. The Consolidated Statement of Cash Flows was not reclassified to reflect discontinued operations. The assets and liabilities related to both mills for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our year 2023 reflects Resolute financial results for the ten months from March 1, 2023 to December 31, 2023, and our 2022 and 2021 have no financial results from Resolute. These financial statements may not be indicative of our future performance.

Paper Excellence Acquired Domtar

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”).

As a condition to obtain the approval of the Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of our Kamloops, British Columbia pulp mill, within a short period of time following the Merger. On June 1, 2022, the mill and related assets, were sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from January 1, 2022 to May 31, 2022. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

For the year ended December 31, 2022, we recognized $3 million of acquisition related costs (2021 – $132 million that were expensed in the predecessor period). These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

Closure, Restructuring and Asset Conversion Costs

Catalyst

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023, but were curtailed again in July 2023. On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. As a result, we recorded $25 million of write-off of property, plant and equipment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2022 – $20 million; 2021 – nil for the 1 month ended December 31).

On December 1, 2021, we announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, we announced that operations would be curtailed permanently. For the years ended December 31, 2023, we recorded $8 million of severance and termination costs, and $8 million of environmental closure costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income. For the years ended December 31, 2022, we recorded $1 million of severance and termination costs, and $1 million of environmental closure costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income. These charges were recorded under Corporate and Other.

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024.

For the year ended December 31, 2023, we recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $23 million of inventory obsolescence, $12 million of severance and termination costs, $14 million of pension and other post-retirement costs and $9 million of other costs, for a total of $58 million, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). These charges were recorded under our Paper and Packaging segment.

Conversion of Kingsport

In 2020, we announced our decision to repurpose our assets at our Kingsport facility, following a review of our manufacturing footprint. Our previously announced multi-mill conversion roadmap is designed to adjust our paper capacity to align with our customer demand. The mill is designed to produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. This mill is part of our Paper and Packaging business unit.

The conversion was fully completed in June 2023. For the year ended December 31, 2023, the Company recorded $63 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2022 – $67 million; 2021 – $30 million). These charges were recorded under our Paper and Packaging segment.

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 80 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp producer in North America. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

Organizational structure

Our organizational structure is comprised of Business Units and a Corporate function. In the fourth quarter of 2023, our internal reporting and reportable segments changed as a result of organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our North American businesses. Subsequently, we manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue and Wood Products. We have reflected this change in all historical periods presented. In addition, in the second quarter of 2023, we completed the acquisition of SPI and in the fourth quarter we completed the acquisition of Catalyst, which both require retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar, SPI and Catalyst has been combined from the inception of common control which was November 30, 2021 and we have reflected this structure for all historical periods presented for our Paper and Packaging segment.

Paper and Packaging: We design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers as well as fluff and softwood pulp. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We are also an important supplier of specialty and packaging papers.

Pulp and Tissue: We design, manufacture, market and distribute a wide variety of fiber-based products including market pulp, tissue, and paper. We are the largest producer of uncoated mechanical papers in North America, a leading global producer of newsprint, and a fluff, recycled and softwood pulp producer in North America.

Wood Products: We are a large North American producer of lumber and other wood products for the residential construction and home renovation markets, as well as for specialized structural and industrial applications.

Our segment measure of profit (operating income (loss) from continuing operations) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) from continuing operations before income taxes and equity losses, interest expense, and non-service components of net periodic benefit cost. Corporate expenses are allocated to our segment with the exception of certain discretionary charges and credits, which we present under “Corporate and Other” and do not allocate to the segments.

2023 HIGHLIGHTS

For the year ended December 31, 2023, we reported operating income from continuing operations of $264 million, compared to operating income from continuing operations of $455 million for the year ended December 31, 2022.

The year 2023 includes ten months of operations of Resolute following its acquisition on March 1, 2023, while the year 2022 had no results of operations from Resolute. Excluding the operations of Resolute in 2023 for the months of March to December 2023, the decrease of $64 million in operating income from continuing operations is principally driven by lower volume in pulp and paper, lower average selling prices for pulp, lower pulp and paper production as well as higher maintenance expense, partially offset by higher average selling prices for most of our paper products and lower freight and energy cost. In 2023, we recorded $86 million of closure and restructuring costs compared to $2 million in 2022. In addition, in 2023, we recorded a gain on acquisition of business related to our Resolute acquisition of $225 million and recorded a $63 million gain on a litigation settlement related to previous operations of our recently acquired Catalyst business.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

Economic conditions and uncertainties

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. For our pulp and paper products, we also compete on the basis of product quality, breadth of offering and service solutions. Further, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the product quality and competitively priced pulp products.

OUTLOOK

In 2024, we expect the demand for paper to continue to softly decline over time, while pulp demand should improve compared to 2023. Paper prices are expected to continue to be under pressure and decline slightly over the year, and we expect some improvement in our pulp pricing. We will continue to closely monitor our inventory levels and balance our production with demand. For our wood products business, we do not see significant improvement in lumber markets as long as mortgage rates stay at current levels. We remain positive on the medium and long-term housing fundamentals due to the housing shortage in both U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to marginally increase. We expect to benefit from lower planned maintenance costs. Our near-term focus continues to be on controlling costs and generating strong cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our twelve months ended December 31, 2023 and 2022, with our S/P Combined twelve months ended December 31, 2021, sales, operating income (loss) and other information relevant to the understanding of our results from continuing operations.

Combined Results

We have prepared our 2022 vs. 2021 discussion of the results of operations by comparing the results of the Successor period from January 1, 2022 to December 31, 2022 and the combined Successor period from December 1, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through November 30, 2021 (”S/P Combined”). We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Merger occurred at the beginning of fiscal 2021, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with accounting principles generally accepted in the United States of America.

	Successor			Predecessor	(non-GAAP) S/P Combined
	Year ended December 31, 2023 (1)	Year ended December 31, 2022	Period from December 1, 2021 through December 31, 2021	Period from January 1, 2021 through November 30, 2021	Year ended December 31, 2021
(In millions of dollars, unless otherwise noted)

Sales	$6,936	$5,537	$365	$3,368	$3,733
Operating Expenses
Cost of sales, excluding depreciation and amortization	6,011	4,421	326	2,771	3,097
Depreciation and amortization	283	227	25	182	207
Selling, general and administrative	411	322	26	246	272
Impairment of long-lived assets	34	20	—	9	9
Closure and restructuring costs	86	2	(1)	17	16
Asset conversion costs	63	67	3	27	30
Transaction costs	68	22	—	132	132
Other operating (income) loss, net	(284)	1	(1)	(5)	(6)
	$6,672	$5,082	$378	$3,379	$3,757
Operating income (loss) from continuing operations	$264	$455	$(13)	$(11)	$(24)
Interest expense, net	234	98	10	54	64
Non-service components of net periodic benefit cost	(12)	(42)	(2)	(22)	(24)
Earnings (loss) before income taxes	$42	$399	$(21)	$(43)	$(64)
Income tax (benefit) expense	(233)	110	(2)	6	4
Earnings (loss) from continuing operations	$275	$289	$(19)	$(49)	$(68)
Earnings from discontinued operations, net of taxes	13	18	1	26	27
Net earnings (loss)	$288	$307	$(18)	$(23)	$(41)

Sales (1), per segment
Paper and Packaging	$4,907	$5,537	$365	$3,368	$3,733
Pulp and Tissue	1,202	—	—	—	—
Wood Products	860	—	—	—	—
Total for reportable segment	$6,969	$5,537	$365	$3,368	$3,733
Intersegment sales	(33)	—	—	—	—
Consolidated sales	$6,936	$5,537	$365	$3,368	$3,733

Operating income (loss) from continuing operations (1), per segment
Paper and Packaging	$238	$530	$(10)	$170	$160
Pulp and Tissue	24	—	—	—	—
Wood Products	(104)	—	—	—	—
Total for reportable segment	$158	$530	$(10)	$170	$160
Corporate and Other	106	(75)	(3)	(181)	(184)
Consolidated operating income (loss) from continuing operations	$264	$455	$(13)	$(11)	$(24)

	Successor
	At December 31,	At December 31,
	2023	2022
Total assets	$7,531	$5,315
Total long-term debt, including current portion and due to related party	$2,513	$2,123

(1) As a result of the closing of the acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the year ended December 31, 2023, only reflect Resolute financial results for the period from March 1, 2023 to December 31, 2023.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the twelve-month periods ended December 31, 2023, 2022 and

2021. The twelve month periods are also referred to as 2023, 2022 and 2021. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Successor		(non-GAAP) S/P Combined
	Year ended December 31, 2023 (1)	Year ended December 31, 2022	Year ended December 31, 2021	Variance 2023 vs. 2022	Variance 2022 vs. 2021
FINANCIAL HIGHLIGHTS
(In millions of dollars, unless otherwise noted)
Sales	$6,936	$5,537	$3,733	$1,399	$1,804
Operating income (loss) from continuing operations	264	455	(24)	(191)	479
Earnings (loss) from continuing operations	275	289	(68)	(14)	357
Earnings from discontinued operations, net of taxes	13	18	27	(5)	(9)
Net earnings (loss)	288	307	(41)	(19)	348

2023 vs. 2022

Analysis of Sales

Sales in 2023 increased by $1,399 million, or 25% when compared to sales in 2022. Excluding the inclusion of ten months of operations of Resolute in 2023, sales for 2023 amounted to $4,907 million, a decrease of $630 million, or 11%, compared to sales of 2022. This decrease in sales is mostly due to a decrease in our paper sales volume as well as our pulp volume, partially due to the sale of our Dryden pulp mill in the third quarter of 2023, as well as a decrease in our net average selling prices for pulp. This decrease was partially offset by an increase in our net average selling prices for paper. In addition, our 2023 sales include six months of operation from our newly converted packaging mill.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in 2023 decreased by $191 million when compared to 2022. Excluding the inclusion of ten months of operations of Resolute in 2023, operating income from continuing operations amounted to $391 million, a decrease of $64 million compared to operating income from continuing operations of $455 million in 2022. This decrease is principally driven by lower volume of paper and pulp, partially due to the sale of our Dryden pulp mill in the third quarter of 2023, lower average selling prices for pulp, lower production as well as higher maintenance expense, partially offset by higher average selling prices for most of our paper products and lower freight and energy cost. In 2023, we recorded $86 million of closure and restructuring costs mostly related to our announced idling of our Espanola pulp and paper mill, compared to closure and restructuring costs of $2 million in 2022. In 2023, we recognized asset conversion costs of $63 million related to our previously announced decision to repurposed assets at our Kingsport mill compared to $67 million in 2022. In addition, in 2023, we recorded a gain on acquisition of business related to our Resolute acquisition of $225 million, a gain of $63 million on a litigation settlement related to previous operations of our recently acquired Catalyst business and $44 million of transaction costs mostly related to our Acquisition of Resolute compared to $22 million in 2022 related to our November 30, 2021 acquisition from Paper Excellence.

2022 vs 2021

Analysis of Sales

Sales in 2022 increased by $1,804 million, or 48% when compared to sales in 2021. Due to the acquisition of Catalyst and SPI in 2023 and their retrospective combination as of November 30, 2021, as mentioned above, our 2021 sales include only one month of sales of Catalyst and SPI when compared to 12 months of sales in 2022. Other than the inclusion of 12 months of sales of Catalyst and SPI in 2022 compared to one month of sales in 2021, our sales increase is mostly due to an increase in our net average selling prices for paper and pulp and an increase in our paper sales volumes. This increase was partially offset by a decrease in our pulp sales volumes.

Analysis of change in Operating (Loss) Income from continuing operations

Operating income from continuing operations amounted to $455 million in 2022, an increase in income of $479 million, when compared to operating loss from continuing operations of $24 million in 2021. Due to the acquisition of Catalyst and SPI in 2023 and their retrospective combination as of November 30, 2021, as mentioned above, our 2021 operating loss include one month of operations of Catalyst and SPI when compared to 12 months of operations in 2022. Other than the inclusion of 12 months of operations of Catalyst and SPI in 2022 compared to one month of operations in 2021, this increase is principally driven by higher net average selling prices for pulp and paper and higher volume of paper as well as lower transaction costs in 2022 when compared to 2021, related to our 2021 acquisition from Paper Excellence. These increases were partially offset by lower volume of pulp, higher input costs mostly related to higher cost of chemical, fiber and energy, higher costs of freight and salary and wages, higher maintenance expense, as well as higher asset conversion costs in 2022 related to our Kingsport mill conversion.

OTHER FACTORS

Corporate and Other

For the year 2023, our corporate and other were a benefit of $106 million, an increase in income of $181 million compared to 2022. Excluding the inclusion of ten months of operations of Resolute in 2023, corporate and other were a benefit of $153 million, an increase of $228 million compared to corporate and other charges of $75 million in 2022. This increase in income was mostly due to a gain on a business acquisition of $225 million, related to our Resolute acquisition in 2023, a litigation settlement gain of $63 million in 2023, partially offset by higher transaction costs of $22 million and higher closure and restructuring costs of $21 million when compared to 2022.

We incurred $75 million of corporate and other charges in 2022, a decrease of $109 million compared to corporate and other charges of $184 million in 2021. This decrease was mostly due to transaction costs of $22 million in 2022 compared to $132 million in 2021, mostly related to our acquisition by Paper Excellence in 2021.

Interest Expense, net

We incurred $234 million of net interest expense in 2023, an increase of $136 million compared to net interest expense of $98 million in 2022. Interest expense increased due to higher floating rates for SOFR as well as higher debt levels in December 2023 mostly due to our 2023 acquisitions. In 2023, we had capitalized interest of $7 million, compared to $24 million in 2022 that was mostly related to our mill conversion. See section “Capital Resources” below for more information on our debt structure.

We incurred $98 million of net interest expense in 2022, an increase of $34 million compared to net interest expense of $64 million in 2021. This increase in net interest expense in 2022 compared to 2021 is mostly related to the $775 million Senior Secured Notes due 2028 issued on October 18, 2021, the new ABL Revolving Credit Facility entered into on November 30, 2021, the First Lien Term Loan facility entered on November 30, 2021 as well as a write-off of $6 million related to unamortized debt issuance cost in the first quarter of 2022. These increases were partially offset by lower interest paid on the 4.4% Notes due to early retirement in April 2021 as well as a non-cash gain of $10 million on the fair value increment of the 6.25% Notes and 6.75% Notes upon partial repayment in January 2022. In 2022, we had capitalized interest of $24 million, compared to $9 million in 2021, mostly related to our Kingsport mill conversion. In April 2021, we paid $11 million in make-whole premium related to the early retirement of the 4.4% Notes originally due March 2022.

Non-Service Components of Net Periodic Benefit Cost

For the year 2023, our non-service components of net periodic benefit cost were a benefit of $12 million, a decrease of $30 million when compared to 2022. This decreased benefit was mostly related to a non-cash pension settlement gain of $9 million recorded in 2022. Refer to Item 8, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For 2022, our non-service components of net periodic benefit cost was a benefit of $42 million, an increase of $18 million when compared to 2021. In 2022, we recorded a non-cash pension settlement gain of $9 million. Refer to Item 8, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

We recorded an income tax benefit of $233 million in 2023 compared to an income tax expense of $110 million in 2022, which yielded an effective tax rate of -555% and 28% for 2023 and 2022, respectively. Our 2023 effective tax rate was favorably impacted by the reversal of the valuation allowance on SPI’s and Catalyst’s loss carryforwards due to management’s assessment that future income would be sufficient to utilize the losses prior to expiration after the acquisition by Domtar. It was also favorably impacted by a non-taxable business acquisition gain, research and experimentation tax credits, state investment credits, and foreign exchange items. This was partly offset by a U.S. tax liability from Global Intangible Low-Taxed Income ("GILTI") related to the Company’s operations in Canada, the inclusion of a full valuation allowance on deferred interest expenses, and transaction costs with minimal tax benefit. In 2022, we recorded a tax expense due to the conversion of debt to equity on a foreign affiliate which was substantially offset by the reversal of a valuation allowance on tax losses consumed by the conversion. We also had a U.S. tax liability from GILTI related to our operations in Canada which was almost completely offset by a foreign tax credit. We also recorded $18 million of additional tax credits, mainly research and experimentation tax credits and state investment credits.

We recorded an income tax expense of $110 million in 2022 compared to an income tax expense of $4 million in 2021, which yielded an effective tax rate of 28% and -6% for 2022 and 2021, respectively. In 2022, we recorded a tax expense due to the conversion of debt to equity on a foreign affiliate which was substantially offset by the reversal of a valuation allowance on tax losses consumed by the conversion. We also had a U.S. tax liability from GILTI related to our operations in Canada which was almost completely offset by a foreign tax credit. We also recorded $18 million of additional tax credits, mainly research and experimentation tax credits and state investment credits. On November 30, 2021, we were acquired by Paper Excellence and incurred significant costs to complete the transaction as well as significant executive compensation as a result of the change in control. Certain of these transaction costs and executive compensation expenses are not deductible for tax purposes and substantially impact the effective tax rate. We recorded $3 million of tax expense related to GILTI and $9 million of tax credits, mainly research and experimental credits. Both of which impacted the effective tax rate. For the month ending December 31, 2021, we recorded a valuation allowance of $4 million on losses from current operations and $1 million of tax benefit for tax credits, mainly research and experimentation credits.

Discontinued Operations

For 2023, we reported earnings from discontinued operations, net of taxes, of $13 million, and for 2022, we reported earnings from discontinued operations, net of taxes, of $18 million, (2021 - earnings from discontinued operations, net of taxes of $27 million).

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023, Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario, within a short period of time following the Acquisition. On August 1, 2023, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp and paper mill for periods after the Acquisition are presented as held for sale in the Consolidated Balance Sheet. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the periods presented after the acquisition date of March 1, 2023 to July 31, 2023. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Mandated sale of Kamloops, British Columbia mill

As a condition to obtain the approval of the November 30, 2021 Merger from the Canadian Competition Bureau, we were required to commit to the divestiture of Domtar pulp mill in Kamloops, British Columbia, within a short period of time following the Merger. On June 1, 2022, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp mill for periods prior to the sales were presented as held for sale in the Consolidated Balance Sheet. At the time of the Merger, the sale of the pulp mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the eleven-month period ended November 30, 2021, the one-month period ended December 31, 2021and the year ended December 31, 2022. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Sale of our Personal Care business

On March 1, 2021, we completed the sale of our Personal Care business to American Industrial Partners (“AIP”), for a purchase price of $920 million in cash. Based on its magnitude and because we exited the Personal Care business, the sale represents a significant strategic shift that has a material effect on our operations and financial results. Accordingly, the eleven-month period ended November 30, 2021 reflect the Personal Care business as a discontinued operation. Our Personal Care business was previously disclosed as a separate reportable segment. For more information on our discontinued operations, refer to Item 8, Financial Statements and Supplemental Data, under Note 4, “Discontinued Operations”.

Commentary – Segment Review

Our segment measure of profit (operating income (loss) from continuing operations) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) from continuing operations before income taxes and equity losses, interest expense, and non-service components of net periodic benefit cost. Corporate expenses are allocated to the related segment with the exception of certain discretionary charges and credits, which we present under “Corporate and Other.”

PAPER AND PACKAGING

	Successor		(non-GAAP) S/P Combined
(In millions of dollars, unless otherwise noted)	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Variance 2023 vs. 2022	Variance 2022 vs. 2021
Sales
Paper	$3,546	$3,850	$2,617	$(304)	$1,233
Pulp	$1,361	$1,687	$1,116	$(326)	$571
Total sales	$4,907	$5,537	$3,733	$(630)	$1,804
Operating Income from continuing operations	$238	$530	$160	$(292)	$370

Shipments
Paper - manufactured (in thousands of ST)	2,356	2,854	2,184	(498)	670
Communication papers	1,672	1,912	1,769	(240)	143
Specialty and Packaging papers	684	942	415	(258)	527
Pulp (in thousands of ADMT)	1,561	1,774	1,465	(213)	309

Sales

Paper and Packaging segment sales in 2023 decreased by $630 million, or 11% when compared to sales in 2022. This decrease in sales is mostly due to a decrease in our paper and pulp sales volumes, in part due to the sale of our Dryden pulp mill on August 1, 2023, as well as a decrease in our net average selling price for pulp. This decrease was partially offset by an increase in our net average selling prices for paper as well as sales from our newly converted Kingsport mill.

Paper and Packaging segment sales in 2022 increased by $1,804 million, or 48% when compared to sales in 2021. This increase in sales is mostly due to the inclusion of sales of 12 months from Catalyst and SPI in 2022 compared to one month in 2021, as previously discussed, an increase in our pulp and paper volumes, as well as an increase in our net average selling price for paper.

Operating income from continuing operations

Operating income from continuing operations in our Paper and Packaging segment amounted to $238 million in 2023, a decrease of $292 million, when compared to operating income from continuing operations of $530 million in 2022. Our results were negatively impacted by:

•
Lower volume and mix ($212 million)
•
Higher operating expenses ($147 million) mostly due to lower production and higher maintenance costs in part due to the timing of some major maintenance, partially offset by lower freight costs
•
Lower net average selling prices for pulp ($142 million)
•
Higher closure and restructuring costs ($65 million) mostly related to the idling of our Espanola pulp and paper mill in the third quarter of 2023

These decreases were partially offset by:

•
Higher net average selling prices for paper ($174 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the higher loss from our foreign currency hedging program ($41 million)
•
Lower depreciation charges ($31 million) when compared to 2022 due to the application of the acquisition method of accounting as of the date of our 2021 Merger, resulting in a new basis of the Company’s assets, finalized in the fourth quarter of 2022 partially offset by an impairment charge ($14 million) in 2023 related to the announced idling of our Espanola pulp and paper mill
•
Lower input costs ($38 million) mostly related to lower energy costs partially offset by higher costs of chemicals

•
Lower asset conversion charges ($4 million). We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in 2022 compared to $67 million in 2022. Our Kingsport mill start is operation in the third quarter of 2023

Operating income from continuing operations in our Pulp and Paper business amounted to $530 million in 2022, an increase in income of $370 million, when compared to operating income from continuing operations of $160 million in 2021. Due to the acquisition of Catalyst and SPI in 2023 and their retrospective combination as of November 30, 2021, as mentioned above, our 2021 operating income include one month of operations of Catalyst and SPI when compared to 12 months of operations in 2022. Other than the inclusion of 12 months of operations of Catalyst and SPI in 2022 compared to one month of operations in 2021, our results were positively impacted by:

•
Higher net average selling prices for pulp and paper ($775 million)
•
Higher volume/mix ($34 million) mostly related to higher volume of paper, partially offset by lower volume of pulp

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
•
Lower other income ($1 million)

PULP AND TISSUE

	Successor		(non-GAAP) S/P Combined
(In millions of dollars, unless otherwise noted)	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Variance 2023 vs. 2022	Variance 2022 vs. 2021
Sales
Paper	$620	$—	$—	$620	$—
Pulp	$390	$—	$—	$390	$—
Tissue	$192	$—	$—	$192	$—
Total sales	$1,202	$—	$—	$1,202	$—
Operating Income from continuing operations	$24	$—	$—	$24	$—

Shipments
Paper - manufactured (in thousands of ST)	833	—	—	833	—
Pulp (in thousands of ADMT)	480	—	—	480	—
Tissue (in thousands of ST) (1)	80	—	—	80	—

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment generated sales of $1,202 million in 2023. 2022 and 2021 had no sales from our Pulp and Tissue segment.

Operating income from continuing operations

Operating income from continuing operations in our Pulp and Tissue segment amounted to $24 million in 2023. 2022 and 2021 had no results from Pulp and Tissue segment.

WOOD PRODUCTS

	Successor		(non-GAAP) S/P Combined
(In millions of dollars, unless otherwise noted)	Twelve months ended December 31, 2023	Twelve months ended December 31, 2022	Twelve months ended December 31, 2021	Variance 2023 vs. 2022	Variance 2022 vs. 2021
Sales	$860	$—	$—	$860	$—
Operating Loss from continuing operations	$(104)	$—	$—	$(104)	$—

Shipments
Wood products (in millions board feet) (1)	1,807	—	—	1,807	—

(1) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment generated sales of $860 million in 2023. 2022 and 2021 had no sales from our Wood Products segment.

Operating loss from continuing operations

Operating loss from continuing operations in our Wood Products segment amounted to $104 million in 2023. Our 2023 operating loss includes favorable inventory valuation of $37 million. In addition, in 2023, we paid $29 million of cash deposits for duties and recorded approximately $15 million of costs related to the forest fires in Quebec regions, Canada. 2022 and 2021 had no results from our Wood Products segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $414 million was undrawn and available as of December 31, 2023. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows used for operating activities, including discontinued operations, totaled $74 million in 2023, a $660 million difference compared to cash flows from operating activities, including discontinued operations, of $586 million in 2022. This increase in cash flows used for operating activities is primarily due to a decrease in profitability as well as an increase in working capital requirements. In addition, we made income tax payments, net of refunds, of $66 million during 2023 compared to income tax payments, net of refunds, of $30 million during 2022. We paid $50 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2023 compared to 2022 when we paid $48 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense when excluding our non-cash pension settlement gain of $7 million.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in 2023 amounted to $1,018 million, a $816 million difference compared to cash flow used for investing activities, including discontinued operations, of $202 million in 2022.

The use of cash for investing activities in 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, for a total of $1,098 million, additions to property, plant and equipment of $342 million and was partially offset by the proceeds from the sale of businesses, net of cash disposed, of $417 million and proceeds from the sale of property, plant and equipment of $7 million.

The use of cash for investing activities in 2022 was attributable to the addition to property, plant and equipment of $478 million, partially offset by the proceeds from the sales of our Kamloops mills ($243 million) and proceeds from sale of property, plant and equipment of $33 million.

Our annual capital expenditures for 2024 are expected to total between $310 million and $320 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $774 million in 2023 compared to cash flows used for financing activities, including discontinued operations, of $319 million in 2022.

The primary source of cash flows provided from financing activities in 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($933 million), issuance of capital ($583 million), borrowing under our ABL Revolving Credit Facility ($335 million) and issuance to related party ($210 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million), repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million), repayment of the assumed debt acquired under the Catalyst acquisition ($201 million) as well as repayment to related party ($371 million).

The use of cash flows from financing activities in 2022 was attributable to the redemptions of the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (“Existing Domtar Notes”) pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. To partially finance these repayments, we utilized $127 million under the Delayed Draw Term Loan facility as well as borrowings under our ABL Revolving Credit Facility, which was fully repaid in the second quarter of 2022 with the proceeds from the sales of our Kamloops mill ($150 million). As a result, we repaid $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044. In addition, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers.

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,324 million as of December 31, 2023 compared to $1,619 million as of December 31, 2022. The increase in our net indebtedness is mainly as a result of our 2023 acquisitions.

ABL Revolving Credit Facility

On March 1, 2023, we amended our ABL Revolving Credit Facility to mature on March 1, 2028 (extended from November 30, 2026). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $908 million at December 31, 2023.

Borrowings under the ABL Revolving Credit Facility bear interest at a floating rate per annum of, at our option, SOFR (adjusted by 0.10%) plus an applicable margin of 1.50% to 2.00% or a base rate plus 0.50% to 1.00%, in each case, depending on excess availability. The base rate is subject to an interest rate floor of 1.00%. Utilization of the ABL Revolving Credit Facility will be limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, plus specified percentages of qualified cash, minus the amount of any applicable reserves. The ABL Revolving Credit Facility will be subject to an unused line fee of 0.25% to 0.375%, depending upon utilization.

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of at least 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at December 31, 2023.

On December 31, 2023, we had borrowings of $335 million and $159 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $414 million.

Farm Credit Term Loan

On March 1, 2023, we entered into a Term Loan Credit Agreement (the “Farm Credit Term Loan”) for $949 million, consisting of two tranches: (a) $666 million of Farm Credit Term Loan A (as defined in the Farm Credit Term Loan) used to facilitate the Acquisition and

(b) $283 million of Farm Credit Term Loan B (as defined in the Farm Credit Term Loan) used to repay $283 million of borrowings under the Term Loan Facility.

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

During the year ended December 31, 2023, we repaid $25 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization. At December 31, 2023 there was $641 million of borrowings under the Farm Credit Term Loan A and $269 million of borrowings under the Farm Credit Term Loan B.

First Lien Term Loan Facility

On November 30, 2021, we entered into a First Lien Term Loan Facility (the “Term Loan Facility”) maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available as a Delayed Draw Term Loan. On January 7, 2022, we utilized $127 million under the Delayed Draw Term Loan facility to fund a portion of the redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022. The remainder of the Delayed Draw Term Loan facility was cancelled.

Borrowings under our Term Loan Facility amortize in equal quarterly installments in an amount equal to 5% per annum. The interest rate margin applicable to borrowings under our Term Loan Facility is, at our option, either (1) SOFR adjusted by 0.114% plus 5.50%, subject to a SOFR floor of 0.75% or (2) the base rate plus 4.50%, subject to a base rate floor of 1.75%.

During the year ended December 31, 2023, we repaid $18 million as required for quarterly amortization. We also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million. At December 31, 2023 there was $344 million of borrowings outstanding under the Term Loan Facility.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue was set aside as restricted cash to fund approximately half of funds required to complete the Change of Control Offers. Such funds are reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of December 31, 2023.

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

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 53% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. In addition, $3 million of premium was paid and $6 million of accrued interest were paid. As a result, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding as of December 31, 2023.

New Term Facility

On June 14, 2019, Catalyst entered into a bank term agreement maturing on June 14, 2026, with an initial borrowing of $350 million. The loam was secured by the assets of the company and a pledge of Catalyst’s shares held by its parent company, Paper Excellence Canada Holding Corporation. Paper Excellence Canada Holding also guaranteed the loan. The remaining loan balance of $201 million was repaid in the fourth quarter of 2023.

Due to Related Party

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. For more information, refer to Item 8, Financial Statements and Supplementary Data under Note 3 “Acquisition of businesses” and Note 23 “Related Party Transaction”.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2023, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2023, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. For more information on our contractual obligation and commercial commitments, refer to Item 8, Financial Statements and Supplementary Data under Note 12 “Leases”, Note 18 “Long-Term Debt” and Note 20 “Commitments and Contingencies”.

In connection with the U.S. Tax Reform, we have remaining liabilities of $18 million in repatriation tax to pay through 2025. See Item 8, Financial Statements and Supplementary Data, under Note 9 “Income Taxes” for additional information on our income taxes.

In addition, we expect to contribute a minimum total amount of $82 million to the pension plans in 2024 and a minimum total amount of $16 million in 2024 to the other post-retirement benefits plans.

For 2024 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to environmental matters and asset retirement obligations, business combinations, impairment and useful lives of long-lived assets, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, countervailing duty and anti-dumping duty cash deposits on softwood lumber and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee of our Management Board. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

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

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used in 2023 was 6.75%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work.

As at December 31, 2023, we had a total provision of $124 million for environmental matters and asset retirement obligations (2022 – $44 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires us to recognized the assets acquired and the liabilities assumed at their acquisition date fair value and the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

The estimated fair value assigned to identifiable intangible assets acquired are determined primarily by using an income approach using a discounted cash flow methodology, which is based on assumptions and estimates made by management.

The fair value of property, plant and equipment was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. The significant assumptions underlying the fair value are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The estimated fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The estimated fair value of work in process inventory was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The estimated fair value of raw materials and operating and maintenance supplies was determined to approximate the historical carrying value. These significant assumptions are based on company specific information and projections, which are not observable in the market and, therefore, are considered Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

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

The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill. The excess of the fair value of the identified assets acquired and liabilities assumed over the purchase price is recorded as a gain on acquisition recognized in the Statement of Earnings (Loss) and Comprehensive Income. In 2023, we recognized a gain on acquisition of $225 million in connection with the acquisition of Resolute.

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

Additional information can be found under Note 15 “Closure and Restructuring, Impairment of Long-Lived Assets and Asset Conversion Costs”.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution plans. The pension expense under these plans is equal to our contribution.

We sponsor both contributory and non-contributory U.S. and non-U.S. defined benefit pension plans. We also sponsor a number of other post-retirement benefit plans for eligible U.S. and non-U.S. employees; the plans are unfunded and include life insurance programs and medical and dental benefits. In addition, we provide supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans to certain employees.

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
-
Health care cost trends – used to calculate the impact of future health care costs on our obligations
-
Employee related factors, such as mortality rates, turnover, retirement age and disabilities – used to determine the extent of our obligations

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the projected benefit obligation and the market value of assets, over the average remaining service period of approximately 11 years of the active employee group covered by the pension plans, and 14 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 6.3% was considered appropriate by management for the determination of pension expense for 2023. Effective January 1, 2024, we will use 5.9% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates at December 31, 2023 for pension plans were estimated at 4.7% for the projected benefit obligation and 5.4% for the net periodic benefit cost for 2023 and for post-retirement benefit plans were estimated at 4.7% for the projected benefit obligation and 5.2% for the net periodic benefit cost for 2023.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension (set at 2.1% for the projected benefit obligation and 2.6% for the net periodic benefit cost and for post-retirement benefit plans (set at 2.0% for the projected benefit obligation and 3.2% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes, a 3.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2023. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
0.25% increase	N/A	(7)	N/A	N/A
0.25% decrease	N/A	7	N/A	N/A
Discount rate
Impact of:
0.25% increase	(87)	—	(4)	—
0.25% decrease	91	—	4	—

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

We expect to contribute a minimum total amount of $82 million in 2024 compared to $56 million in 2023 to the pension plans. We expect to contribute a minimum total amount of $16 million in 2024 compared to $14 million in 2023 to the other post-retirement benefit plans.

Benefit obligations and fair values of plan assets as of December 31, 2023 for our pension and post-retirement plans were as follows:

	Successor
	December 31, 2023		December 31, 2022
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(4,451)	(173)	(924)	(77)
Fair value of assets at end of year	3,998	—	1,077	—
Funded status	(453)	(173)	153	(77)

For additional details on our pension plans and other post-retirement benefit plans, refer to Note 6 “Pension Plans and Other Post-Retirement Benefit Plans”.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which assets and liabilities are expected to be recovered or settled. Deferred tax assets and liabilities are classified as noncurrent items on the Consolidated Balance Sheets. For these years, a projection of taxable income and an assumption of the ultimate recovery or settlement period for temporary differences are required. The projection of future taxable income is based on management’s best estimate and may vary from actual taxable income.

On a quarterly basis, we assess the need to establish a valuation allowance for deferred tax assets and, if it is deemed more likely than not that our deferred tax assets will not be realized based on these taxable income projections, a valuation allowance is recorded. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. All available evidence, both positive and negative, are considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions for which a valuation allowance exists at December 31, 2023: U.S. net operating losses and deduction limitations ($167 million), U.S. state credits and other items ($188 million), U.S. capital losses ($48 million) and foreign net operating losses ($7 million).

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, net operating loss and other deduction limitation carryforwards, pension and post-retirement benefits, countervailing and anti-dumping duties, intangibles, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. As of December 31, 2023, we had gross unrecognized tax benefits of $54 million (2022 – $25 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2023, we believe it is reasonably possible that up to $8 million of our unrecognized tax benefits may be recognized in 2024, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may enact tax laws in response to the U.S. Tax Reform that could result in further changes to global taxation and materially impact our financial results.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. Tax audits by their nature are often complex and can require several years to resolve. We have a number of audits in progress in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law, and we believe that the ultimate outcomes should not have a material adverse effect on our financial position, results of operations or cash flows. For further details refer to Note 9 “Income Taxes.”

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of December 31, 2023, a total of $602 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits were paid at the Resolute acquisition date and were included in the purchase price allocation. These deposits are measured since the Acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. These deposits are remeasured with the model every reporting date and the accretion is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, financial results or condition” and in Note 20 “Commitments and Contingencies”, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued.

There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 20 “Commitments and Contingencies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	38
Pulp - net position	22
Wood	23
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	35
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9
1.
Based on estimated 2024 capacity (ST or ADMT).
2.
Based on estimated 2024 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2023, no single customer represented more than 10% of our receivables (December 31, 2022– one customer located in the U.S. represented 14% or $87 million).

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

INTEREST RATE RISK

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We had outstanding variable interest rate borrowings of $335 million under the ABL Facility and $1,254 million (par value) under two term loan facilities as of December 31, 2023. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $16 million annually. While we cannot predict the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2023 and 2022.

COST RISK

Cash flow hedges

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 13 months.

As of December 31, 2023, we hedged 38% and 3% of our forecasted purchases of natural gas under derivative contracts for 2024 and 2025, respectively. The natural gas derivative contracts were effective as of December 31, 2023.

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

As of December 31, 2023, we hedged 18% and 7% of our forecasted net Canadian dollars cash exposures under contracts for 2024 and 2025, respectively. The foreign exchange derivative contracts were effective as of December 31, 2023.

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

Management has excluded Skookumchuck Pulp Inc. and Catalyst Paper Corporation from the assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a business combination during 2023. The assets and revenues of these businesses represent 3% and 3%, respectively, for Skookumchuck Pulp Inc., and 6% and 8%, respectively, for Catalyst Paper Corporation of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. These exclusions are in accordance with the SEC’s general guidance that an assessment of recently acquired businesses may be omitted from the scope in the year of acquisition.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Shareholders of Domtar Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Domtar Corporation and its subsidiaries (the Company) as of December 31, 2023 and the related consolidated statements of earnings (loss) and comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2023 appearing under Item 15 (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Property, Plant and Equipment Acquired Related to the Acquisition of Resolute Forest Products Inc. (Resolute)

As described in notes 1 and 3 to the consolidated financial statements, on March 1, 2023, Paper Excellence, the parent company of Domtar Corporation (Domtar), completed the acquisition of all the outstanding common shares of Resolute through Domtar. Management of Domtar accounted for this transaction as a business combination using the acquisition method. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date. The fair value of property, plant and equipment (PP&E) of $952 million was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. Management applied significant judgment in estimating the fair value of PP&E acquired, which involved the use of assumptions with respect to estimated replacement and reproduction costs, estimated useful lives, and physical, functional and economic obsolescence for the estimated depreciated replacement cost and projections of product pricing, sales volumes, product costs, projected capital spending and the discount rate at the time of acquisition for the discounted cash flow model.

The principal considerations for our determination that performing procedures relating to the valuation of PP&E acquired related to the acquisition of Resolute is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of PP&E acquired due to the significant judgment required by management when developing the fair value and (ii) the significant audit effort in evaluating the assumptions relating to this estimate, including estimated replacement and reproduction costs, estimated useful lives, and physical, functional and economic obsolescence for the estimated depreciated replacement cost and projections of product pricing, sales volumes, product costs, projected capital spending and the discount rate at the time of acquisition. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) reading the acquisition agreement; (ii) testing management’s process for estimating the fair value of the acquired PP&E; (iii) evaluating the appropriateness of the estimated depreciated replacement cost method and discounted cash flow model; (vi) testing the completeness and accuracy of underlying data used in the models; (v) evaluating the reasonableness of the assumptions used by management in the discounted cash flow model, including projections of product pricing, sales volumes, product costs and projected capital spending. Evaluating the reasonableness of the assumptions related to projections of product pricing, sales volumes, product costs and projected capital spending involved considering the current and past performance of Resolute, management’s strategic plan and by comparing market-related assumptions used in the model to external market and industry data; and (vi) with the assistance of professionals with specialized skill and knowledge, evaluating whether the assumptions used in the determination of the estimated depreciated replacement cost were reasonable by considering consistency with external market and industry data. Professionals with specialized skill and knowledge were also involved in evaluating the appropriateness of the estimated depreciated replacement cost method and the discounted cash flow model and in assessing the reasonableness of the discount rate used in the discounted cash flow model.

Revenue Recognition

As described in note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied which occurs when the control over the goods is transferred to customers. The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated Free On Board (F.O.B.) shipping point. For sales transactions designated F.O.B. destination, revenue is recorded when the product is delivered to the customer’s delivery site. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. The Company’s total sales were $6,936 million for the year ended December 31, 2023.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, sales contracts, shipping and delivery documents and cash receipts, where applicable; and (ii) testing, on a sample basis, customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, including invoices, shipping and delivery documents and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada

March 1, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Domtar Corporation and its subsidiaries (Successor) (the “Company”) as of December 31, 2022, and the related consolidated statements of earnings (loss) and comprehensive income, of shareholders' equity and of cash flows for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from December 1, 2021 through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 3, 2023, except for the effects of the transactions between entities under common control discussed in Note 3 to the consolidated financial statements, as to which the date is March 1, 2024

We served as the Company’s auditor from 2007 to 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of earnings (loss) and comprehensive income, of shareholders' equity and of cash flows of Domtar Corporation and its subsidiaries (Predecessor) (the “Company”) for the period from January 1, 2021 through November 30, 2021, including the related notes and schedule of valuation and qualifying accounts for the period from January 1, 2021 through November 30, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the period from January 1, 2021 through November 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 10, 2022

We served as the Company’s auditor from 2007 to 2023.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022 (1)	2021 (1)	2021
	$	$	$	$
Sales	6,936	5,537	365	3,368
Operating expenses
Cost of sales, excluding depreciation and amortization	6,011	4,421	326	2,771
Depreciation and amortization	283	227	25	182
Selling, general and administrative	411	322	26	246
Impairment of long-lived assets (NOTE 15)	34	20	—	9
Closure and restructuring costs (NOTE 15)	86	2	(1)	17
Asset conversion costs (NOTE 15)	63	67	3	27
Transaction costs (NOTE 3)	68	22	—	132
Other operating (income) loss, net (NOTE 7)	(284)	1	(1)	(5)
	6,672	5,082	378	3,379
Operating income (loss) from continuing operations	264	455	(13)	(11)
Interest expense, net (NOTE 8)	234	98	10	54
Non-service components of net periodic benefit cost (NOTE 6)	(12)	(42)	(2)	(22)
Earnings (loss) before income taxes	42	399	(21)	(43)
Income tax (benefit) expense (NOTE 9)	(233)	110	(2)	6
Earnings (loss) from continuing operations	275	289	(19)	(49)
Earnings from discontinued operations, net of taxes (NOTE 4)	13	18	1	26
Net earnings (loss)	288	307	(18)	(23)
Other comprehensive (loss) income:
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(1) (2022 – $2; 2021 – nil and $(8))	1	(4)	—	24
Less: Reclassification adjustment for losses (gains) included in net earnings (loss), net of tax of $(5) (2022 – $2; 2021 – nil and $8)	16	(8)	—	(31)
Foreign currency translation adjustments	34	(52)	4	57
Change in unrecognized (losses) gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $25 (2022 – $4; 2021 – $(5) and $(33))	(73)	(4)	16	99
Other comprehensive (loss) income	(22)	(68)	20	149
Comprehensive income	266	239	2	126

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Successor
	At
	December 31,	December 31,
	2023	2022 (1)
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $15 and $15	203	521
Receivables, less allowances of $9 and $5	742	619
Receivables from related party (NOTE 23)	21	9
Inventories (NOTE 10)	1,337	848
Prepaid expenses	58	38
Income and other taxes receivable	96	51
Other current assets	24	—
Total current assets	2,481	2,086
Property, plant and equipment, net (NOTE 11)	3,714	2,906
Operating lease right-of-use assets (NOTE 12)	98	48
Intangible assets, net (NOTE 13)	22	23
Deferred income tax assets (NOTE 9)	675	—
Other assets (NOTE 14)	541	252
Total assets	7,531	5,315

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	14	17
Trade and other payables (NOTE 16)	949	740
Income and other taxes payable	33	61
Operating lease liabilities due within one year (NOTE 12)	29	19
Due to related party (NOTE 23)	36	117
Long-term debt due within one year (NOTE 18)	67	99
Total current liabilities	1,128	1,053
Long-term debt (NOTE 18)	2,410	1,689
Due to related party (NOTE 23)	—	218
Operating lease liabilities (NOTE 12)	74	29
Deferred income taxes and other (NOTE 9)	175	507
Pension and other post-retirement benefit obligations (NOTE 6)	863	168
Other liabilities and deferred credits (NOTE 19)	306	75
Commitments and contingencies (NOTE 20)

Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,727	1,994
Deficit	(108)	(396)
Accumulated other comprehensive loss	(44)	(22)
Total shareholders' equity	2,575	1,576
Total liabilities and shareholders' equity	7,531	5,315

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

Predecessor	Issued and outstanding common shares (millions of shares)	Common stock, at par	Additional paid-in capital	Retained earnings (deficit)	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		$	$	$	$	$
Balance at December 31, 2020	55.2	1	1,717	846	(304)	2,260
Stock-based compensation, net of tax	0.3	—	(5)	—	—	(5)
Net loss	—	—	—	(23)	—	(23)
Net derivative losses on cash flow hedges:
Net gains arising during the period, net of tax of $(8)	—	—	—	—	24	24
Less: Reclassification adjustment for gains included in net loss, net of tax of $8	—	—	—	—	(31)	(31)
Foreign currency translation adjustments	—	—	—	—	57	57
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(33)	—	—	—	—	99	99
Stock repurchase	(5.1)	—	(238)	—	—	(238)
Successor
Buy-out of predecessor equity	(50.4)	(1)	(1,474)	(859)	155	(2,179)
Capital contribution	—	—	1,555	—	—	1,555
Common control acquisitions	—	—	381	(910)	26	(503)
Net loss	—	—	—	(18)	—	(18)
Foreign currency translation adjustments	—	—	—	—	4	4
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(5)	—	—	—	—	16	16
Balance at December 31, 2021 (1)	—	—	1,936	(964)	46	1,018
Capital contribution	—	—	319	—	—	319
Net earnings	—	—	—	307	—	307
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	—	—	(4)	(4)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	—	—	(8)	(8)
Foreign currency translation adjustments	—	—	—	—	(52)	(52)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	—	—	(4)	(4)
Capital distribution	—	—	(261)	261	—	—
Balance at December 31, 2022 (1)	—	—	1,994	(396)	(22)	1,576
Capital contribution	—	—	918	—	—	918
Net earnings	—	—	—	288	—	288
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	—	—	1	1
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(5)	—	—	—	—	16	16
Foreign currency translation adjustments	—	—	—	—	34	34
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $25	—	—	—	—	(73)	(73)
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	—	—	(130)	—	—	(130)
Deemed dividend	—	—	(55)	—	—	(55)
Balance at December 31, 2023	—	—	2,727	(108)	(44)	2,575

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Successor			Predecessor
	Year ended December 31, 2023	Year ended December 31, 2022 (1)	Period from December 1, through December 31, 2021 (1)	Period from January 1, through November 30, 2021
	$	$	$	$
Operating activities
Net earnings (loss)	288	307	(18)	(23)
Adjustments to reconcile net earnings (loss) to cash flows (used for) provided from operating activities
Depreciation and amortization	283	227	25	205
Deferred income taxes and tax uncertainties (NOTE 9)	(239)	31	(10)	(8)
Impairment of long-lived assets (NOTE 15)	34	20	—	9
Impairment of inventory (NOTE 15)	43	—	—	—
Net gains on disposals of property, plant and equipment	—	—	—	(3)
Gain on acquisition of business (NOTE 3)	(225)	—	—	—
Net loss on disposition of discontinued operations (NOTE 4)	—	—	—	33
Stock-based compensation expense	—	—	—	28
Make-whole premium on repayment of long-term debt (NOTE 18)	—	—	—	11
Other	15	15	1	8
Changes in assets and liabilities, excluding the effect of acquisitions and sale of businesses
Receivables, including related party	137	(33)	48	(163)
Inventories	(48)	(77)	(13)	(4)
Prepaid expenses	24	34	7	7
Trade and other payables, including related party	(275)	48	(126)	118
Income and other taxes	(39)	60	(17)	5
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(50)	(41)	(2)	(17)
Other assets and other liabilities	(22)	(5)	—	—
Cash flows (used for) provided from operating activities	(74)	586	(105)	206
Investing activities
Additions to property, plant and equipment	(342)	(478)	(44)	(268)
Proceeds from disposals of property, plant and equipment	7	33	—	4
Proceeds from sale of businesses, net of cash disposed (NOTE 4)	417	243	—	897
Acquisition of businesses (NOTE 3)	(1,098)	—	(2,796)	—
Other	(2)	—	—	—
Cash flows (used for) provided from investing activities	(1,018)	(202)	(2,840)	633
Financing activities
Stock repurchase	—	—	—	(238)
Issuance of capital	583	—	1,555	—
Net change in bank indebtedness	(3)	17	—	—
Change in revolving credit facility	335	(115)	115	—
Issuance to related party	210	99	29	—
Issuance of long-term debt, net of debt issue costs	933	127	1,252	—
Repayments to related party	(371)	(15)	—	—
Repayments of long-term debt, including make-whole premium	(905)	(430)	(13)	(606)
Other	(8)	(2)	1	(1)
Cash flows provided from (used for) financing activities	774	(319)	2,939	(845)
Net (decrease) increase in cash and cash equivalents	(318)	65	(6)	(6)
Impact of foreign exchange on cash	—	(16)	1	—
Cash, cash equivalents and restricted cash at beginning of period	521	472	477	309
Cash, cash equivalents and restricted cash at end of period	203	521	472	303
Supplemental cash flow information
Net cash payments for:
Interest (including $11 million of make-whole premium in the predecessor period ended November 30, 2021)	229	131	5	53
Income taxes	66	30	18	22

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in approximately 70 countries. Domtar is the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp producer in North America. Domtar owns or operates manufacturing facilities, including pulp and paper mills as well as tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Domtar’s paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

BASIS OF PRESENTATION

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the year, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management reviews the estimates and assumptions, including but not limited to those related to environmental matters and asset retirement obligations, impairment and useful lives of long-lived assets, impairment of intangibles, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, business combinations, contingencies and countervailing duty and anti-dumping duty cash deposits on softwood lumber, based on currently available information. Actual results could differ from those estimates.

On November 30, 2021, Paper Excellence completed the acquisition of all the outstanding common shares of Domtar Corporation (the “Company”) by means of a merger of Pearl Merger Sub (a wholly-owned subsidiary) with and into the Company with the Company continuing as the surviving corporation and as a subsidiary of Paper Excellence (the “Merger”). See Note 3 “Acquisition of businesses” for additional information on the Merger.

For purposes of the Company’s financial statement presentation, Pearl Merger Sub was determined to be the accounting acquirer in the Merger which was accounted for using the acquisition method of accounting. The application of the acquisition method of accounting resulted in a new basis of accounting basis of the Company’s assets and liabilities which are measured at fair value as of the date of the Merger. The excess of the fair value of the identified assets acquired and liabilities assumed over the purchase price is recorded as gain on acquisition recognized in the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BUSINESS COMBINATIONS

The Company accounts for business combinations in accordance with ASC 805 “Business Combinations” which requires, among other things, the acquiring entity in a business combination to recognize the fair value of the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income; the recognition of restructuring costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at fair value on the acquisition date with subsequent adjustments recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

Estimates of fair value require a complex series of judgments about future events and uncertainties. The estimates and assumptions used to determine the estimated fair value assigned to each class of assets and liabilities, as well as asset lives, have a material impact to the Company's consolidated financial statements, and are based upon assumptions believed to be reasonable but that are inherently uncertain. The Company generally uses third-party qualified consultants to assist management in determining the fair value of assets acquired and liabilities assumed. This includes, when necessary, assistance with the determination of lives and valuation of property and identifiable intangibles and assisting management in assessing off-market contracts and obligations associated with legal and environmental claims. The purchase price allocation process also entails the Company to refine these estimates over a measurement period not to exceed one year to reflect new information obtained surrounding facts and circumstances existing at acquisition date.

The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill.

The Company accounts for transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that acquiree’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date with the difference between the carrying amount of the net asset transferred and the purchase consideration recognized as a deemed dividend or capital contribution by the acquiror. The guidance also requires retrospective combination of entities as if the combination had been in effect since the inception of common control.

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income and is partially offset by the Company’s hedging program (refer to Note 21 “Derivatives and hedging activities and fair value measurement”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Domtar uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The Company records its worldwide tax provision based on the respective tax rules and regulations for the jurisdictions in which it operates. The change in the net deferred tax asset or liability is included in Income tax expense (benefit) or in Other comprehensive (loss) income in the Consolidated Statements of Earnings (Loss) and Comprehensive Income. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which the assets and liabilities are expected to be recovered or settled. Uncertain tax positions are recorded based upon the Company’s evaluation of whether it is “more likely than not” (a probability level of more than 50%) that, based upon its technical merits, the tax position will be sustained upon examination by the taxing authorities. The Company establishes a valuation allowance for deferred tax assets when it is more likely than not that they will not be realized. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Deferred tax assets and liabilities are classified as non-current items on the Consolidated Balance Sheets.

The Company recognizes interest and penalties related to income tax matters as a component of Income tax expense (benefit) in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

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

DECEMBER 31, 2023

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

For each lease arrangement that has an original lease term of more than 12 months, a right-of-use asset and a lease liability are recorded in the Consolidated Balance Sheets. The right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents the obligation to make lease payments arising from the lease. The right-of-use asset and the lease liability are initially recorded at the same amount at the lease commencement date based on the present value of the remaining lease payments discounted using the Company’s incremental borrowing rate. The operating lease right-of-use asset also includes purchase price adjustments relating to favorable and unfavorable terms of leases acquired as part of business combinations. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Impairment of right-of-use assets are determined and calculated in the same manner as disclosed under impairment of property, plant and equipment.

The terms of a lease arrangement determine how a lease is classified (operating or finance), the resulting recognition pattern in the Consolidated Statements of Earnings (Loss) and Comprehensive Income and the classification in the Consolidated Balance Sheets.

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

Debt issuance costs associated with long-term debt are presented in the Consolidated Balance Sheets as a deduction from the carrying value of long-term debt. Debt issuance costs associated with revolving credit arrangements are presented in Other assets in the Consolidated Balance Sheets. Debt issuance costs are amortized using the effective rate method over the term of the related debt and included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

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

DERIVATIVE INSTRUMENTS

Derivative instruments may be utilized by Domtar as part of the overall strategy to manage exposure to fluctuations in foreign currency, interest rate and commodity price on certain purchases. As a matter of policy, derivatives are not used for trading or speculative purposes. All derivatives are recorded at fair value either as assets or liabilities. When derivative instruments have been designated within a hedge relationship and are highly effective in offsetting the identified risk characteristics of specific financial assets and liabilities or group of financial assets and liabilities, hedge accounting is applied. In a fair value hedge, changes in fair value of derivatives are recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income. The change in fair value of the hedged item attributable to the hedged risk is also recorded in the Consolidated Statements of Earnings (Loss) and Comprehensive Income by way of a corresponding adjustment of the carrying amount of the hedged item recognized in the Consolidated Balance Sheets. In a cash flow hedge, changes in fair value of derivative instruments are recorded in Other comprehensive (loss) income. These amounts are reclassified in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the periods in which results are affected by the cash flows of the hedged item within the same line item.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

- The cost of pension benefits provided in exchange for employees’ services rendered during the period,

- The interest cost of pension obligations,

- The expected long-term return on pension fund assets based on a market value of pension fund assets,

- Gains or losses on settlements and curtailments,

- The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 11 years of the active employee group covered by the plans, and

- The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 11 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 14 years of the active employee group covered by the plans.

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

DECEMBER 31, 2023

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

FUTURE ACCOUNTING CHANGES

SEGMENT REPORTING

On November 27, 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which requires incremental disclosures about a public entity’s reportable segments but does not change the definition of a segment or the guidance for determining reportable segments. The new guidance requires disclosure of significant segment expenses that are (1) regularly provided to (or easily computed from information regularly provided to) the chief operating decision maker and (2) included in the reported measure of segment profit or loss. The new standard also allows companies to disclose multiple measures of segment profit or loss if those measures are used to assess performance and allocate resources. The guidance is effective for calendar year-end public entities in 2024 and should be adopted retrospectively unless impracticable. Early adoption is permitted.

The Company is currently assessing the impact of the new guidance which will have disclosure impact only.

INCOME TAX DISCLOSURES

On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public business entities in the 2025 annual period and in 2026 for interim periods, with early adoption permitted.

The Company is currently assessing the impact of the new guidance which will have disclosure impact only.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION OF BUSINESSES

Acquisition of Catalyst Paper Corporation – transaction between entities under common control

On October 27, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which included one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence group of companies owned both Domtar and Catalyst.

The acquisition of Catalyst from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a capital contribution of $727 million, which corresponds to the excess of the carrying value of the net assets transferred on the acquisition date over the purchase consideration. Further, ASC 805-50 requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and Catalyst have been combined from the inception of common control, which was November 30, 2021, and the accompanying financial statements and related notes of Domtar have been retrospectively adjusted to include the historical results of Catalyst from that date.

For the year ended December 31, 2023, the Company recognized $2 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

The retrospective effects of the change resulting from the combination of Catalyst to the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income and the Balance Sheet were as follows:

	Year ended December 31,	Period from December 1, through December 31,
	2022	2021
	$	$
Sales	725	52
Operating loss	(51)	(15)
Net loss	(56)	(15)
Other comprehensive income (loss)	25	(4)

December 31,
2022
$
Current assets	348
Property, plant and equipment, net	91
Other assets	6
Total assets	445

Current liabilities	158
Long-term debt	186
Other liabilities	285
Total liabilities	629

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

Acquisition of Skookumchuck Pulp Inc. – transaction between entities under common control

On June 29, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owned both Domtar and SPI. The acquisition consideration transferred to Paper Excellence consisted of: a $50 million non-interest bearing promissory note repaid on July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by Paper Excellence after June 30, 2031. Prior to the acquisition of Catalyst by Domtar, the $35 million promissory note and the non-voting, redeemable Series B were contributed to Catalyst by Paper Excellence and are no longer payable by Domtar as at December 31, 2023.

The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that SPI’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a deemed dividend of $55 million, which corresponds to the excess of the purchase consideration of $185 million over the carrying value of the net assets transferred of $130 million on the acquisition date. Further, ASC 805-50 requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI has been combined from the inception of common control, which was November 30, 2021, and the accompanying financial statements and related notes of Domtar have been retrospectively adjusted to include the historical results of SPI from that date.

For the year ended December 31, 2023, the Company recognized $1 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

The retrospective effects of the change resulting from the combination of SPI to the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income and the Balance Sheet were as follows:

	Year ended December 31,	Period from December 1, through December 31,
	2022	2021
	$	$
Sales	235	13
Operating income	34	1
Net earnings	24	1
Other comprehensive loss	(1)	—

December 31,
2022
$
Current assets	92
Property, plant and equipment, net	53
Other assets	1
Total assets	146

Current liabilities	160
Other liabilities	12
Total liabilities	172

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The acquisition date fair value of the consideration transferred is $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds estimated to be $118 million and included in Other liabilities and deferred credits in the Consolidated Balance Sheets.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Fair value of net assets acquired at the date of acquisition
Receivables	$309
Inventories	508
Prepaid expenses	30
Other current assets	12
Property, plant and equipment	952
Operating lease right-of-use assets	38
Deferred income tax assets (1)	737
Other assets (2)	264
Assets held for sale	255
Total assets	3,105

Less: Assumed Liabilities
Trade and other payables	538
Operating lease liabilities (including short-term portion)	40
Long-term debt (including short-term portion)	312
Pension and other post-retirement benefit obligations	643
Other liabilities	90
Liabilities held for sale	41
Total liabilities	1,664

Fair value of net assets acquired at the date of acquisition	1,441

Gain on acquisition (3)	(225)

Consideration transferred, less cash acquired	1,216

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

(1)
The Company recognized previously unrecognized deferred tax assets related to operating losses carried forward in the United States and research and development pools and credits in Canada. In addition, deferred tax assets related to timing difference mainly related to pension and other post-retirement benefits, asset retirement obligations and environmental liabilities. Management determines the recoverability of the net deferred tax assets based on a review of all available negative and positive evidence, including historical earnings, projected future results, future reversals of deferred tax liabilities, impact of the tax regulations and available tax planning opportunities.
(2)
The Company identified $74 million of off-market contracts, of which $21 million are being amortized over a weighted-average useful life of 11 years. Other assets also include $132 million of duty deposits and $25 million of equity method investments.
(3)
The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income. The gain resulted from the recognition and measurement of items, principally related to deferred income tax assets, in accordance with exemptions to the fair value model as provided for by US GAAP under the accounting for business combination.

The contingent consideration arrangement requires the Company to pay any refunds related to the countervailing and anti-dumping duty deposits made on or prior to June 30, 2022, of up to $500 million to contingent value right holders. The fair value of the contingent consideration arrangement at the acquisition date was $118 million. The Company estimated the fair value of the contingent consideration based on the last price of Resolute's common shares on the New York Stock Exchange on February 28, 2023, which is considered a Level 2 measurement.

The fair value of property, plant and equipment was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. Management applied significant judgment in estimating the fair value of property plant and equipment acquired, which involved the use of assumptions with respect to estimated replacement and reproduction costs, estimated useful lives, and physical, functional and economic obsolescence for the estimated depreciated replacement cost and projections of product pricing, sales volumes, product costs, projected capital spending and discount rates at the time of acquisition for the discounted cash flow model.

The fair value of finished goods was calculated as the estimated selling price, adjusted for costs of the selling effort and a reasonable profit allowance relating to the selling effort. The fair value of work in process inventory and raw materials in wood products was primarily calculated as the estimated selling price, adjusted for estimated costs to complete the manufacturing, estimated costs of the selling effort, as well as a reasonable profit margin on the remaining manufacturing and selling effort. The fair value of raw materials, except for raw materials in wood products, was determined to approximate the historical carrying value. The fair value of operating and maintenance supplies was calculated using a method based on historical usage and consumption.

The fair value of other working capital items was determined to approximate their historical carrying values.

For the year ended December 31, 2023, the Company recognized $57 million of transaction related costs associated to the Acquisition, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the period from March 1, 2023 to December 31, 2023 are $2,062 million and $78 million, respectively.

The following represents the unaudited pro forma Consolidated Statements of Earnings (Loss) and Comprehensive Income if Resolute had been included in the Company’s consolidated results for the years ended December 31, 2023 and 2022, respectively:

	Year ended December 31,	Year ended December 31,
	2023	2022
	$	$
Sales	7,404	8,958
Net earnings	138	1,115

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION OF BUSINESSES (CONTINUED)

The table below summarizes the purchase price allocation, which was finalized in the fourth quarter of 2022:

Fair value of net assets acquired at the date of acquisition
Receivables	$557
Inventories	597
Prepaid expenses	50
Income and other taxes receivable	48
Property, plant and equipment	2,625
Intangible assets, net	24
Operating lease right-of-use assets	51
Other assets	264
Assets held for sale	287
Total assets	4,503

Less: Assumed Liabilities
Trade and other payables	674
Income and other taxes payable	16
Operating lease liabilities (including short-term portion)	58
Long-term debt (including short-term portion)	529
Deferred income tax liabilities	497
Other liabilities and deferred credits	221
Liabilities held for sale	44
Total liabilities	2,039

Fair value of net assets acquired at the date of acquisition	2,464

The fair value of property, plant and equipment was primarily determined based on management’s estimate of depreciated replacement cost as further adjusted based on estimated cash flow forecasts. Management applied significant judgment in estimating the fair value of property, plant and equipment acquired, which involved the use of assumptions with respect to estimated replacement and reproduction costs, estimated useful lives, and physical, functional and economic obsolescence for the estimated depreciated replacement cost and projections of product pricing, sales volumes, product costs, market supply and demand, projected capital spending and discount rates at the time of acquisition for the discounted cash flow model. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

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

The consent agreement filed by the Canadian Commissioner of Competition (the “Commissioner”) with the Competition Tribunal fulfilled the final condition to the closing of the Acquisition. According to the consent agreement, following the closing of the Acquisition, Resolute’s pulp and paper mill in Thunder Bay, Ontario and Domtar's pulp mill in Dryden, Ontario were to be sold in order to resolve the Commissioner’s concerns that the Acquisition would likely lessen competition substantially in the supply of northern bleached softwood kraft pulp in Eastern and Central Canada and in the purchase of wood fiber from private lands in Northwestern Ontario.

The two mills were sold to two independent purchasers that were approved by the Commissioner.

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

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the period of March 1, 2023 to July 31, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

On August 1, 2023, the Company also completed the sale of the Dryden, Ontario mill (the "Dryden disposal group") for a purchase price of $186 million. A loss on disposal of $6 million is included under Other operating (income) loss, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the year ended December 31, 2023, the Company recognized $8 million of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income in the line item entitled Transaction costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. DISCONTINUED OPERATIONS (CONTINUED)

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

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the eleven-month period ended November 30, 2021, the one-month period ended December 31, 2021 and the year ended December 31, 2022. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

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

The results of operations of the Company’s Personal Care business were reclassified to discontinued operations. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income for the eleven-month period ended November 30, 2021. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. Personal Care was previously disclosed as a separate reportable business segment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Sales	123	154	18	446
Operating expenses
Cost of sales, excluding depreciation and amortization	105	119	16	323
Depreciation and amortization	—	—	—	23
Selling, general and administrative	—	—	—	26
Closure and restructuring costs	—	—	—	1
Transaction costs	—	9	—	—
Other operating loss, net	1	—	—	1
	106	128	16	374
Operating income	17	26	2	72
Net loss on disposition of discontinued operations	—	—	—	33
Earnings from discontinued operations before income taxes	17	26	2	39
Income tax expense	4	8	1	13
Net earnings from discontinued operations	13	18	1	26

Cash Flows from Discontinued Operations:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Cash flows from operating activities	27	39	3	57
Cash flows used for investing activities	(5)	(3)	(1)	(14)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

For the year ended December 31, 2021, stock-based compensation expense recognized in the predecessor Company’s results from continuing and discontinued operations was $46 million, of which $34 million, related to the accelerated vesting of stock-based awards, was recorded under Transaction costs in the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2023, the related pension expense was $58 million (2022 – $43 million; 2021 – $4 million and $30 million for the 1 month ended December 31 and the 11 months ended November 30, respectively).

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

The Company sponsors both contributory and non-contributory U.S. and Canadian defined benefit pension plans for its unionized and non-unionized employees. The majority of defined benefit pension plans are grandfathered. Employees who are not eligible to participate in a defined benefit pension plan participate in a defined contribution pension plan instead. The Company also sponsors a number of other post-retirement benefit plans for eligible U.S. and Canadian employees; the plans are unfunded and include life insurance programs and medical and dental benefits. The Company also provides supplemental unfunded defined benefit pension plans and supplemental unfunded defined contribution pension plans.

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

The Company expects to contribute a minimum total amount of $82 million in 2024 compared to $56 million in 2023 (2022 – $11 million; 2021 – $22 million) to the pension plans. The Company expects to contribute a minimum total amount of $16 million in 2024 compared to $14 million in 2023 (2022 – $6 million; 2021 – $6 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2023 and December 31, 2022, the measurement date for each year:

	Successor
	December 31, 2023		December 31, 2022

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	924	77	1,622	108
Service cost for the year	22	2	22	1
Interest expense	198	7	35	3
Plan participants' contributions	11	1	6	—
Actuarial loss (gain)	171	4	(277)	(22)
Plan amendments	(2)	—	—	—
Benefits paid	(543)	(2)	(68)	(1)
Direct benefit payments	(10)	(13)	(3)	(5)
Net transfer in (including effect of any business combination/divestiture)	3,574	92	—	—
Special termination benefits paid	13	2	—	—
Curtailment	(5)	(1)	(1)	—
Settlement (1)	—	—	(356)	(5)
Effect of foreign currency exchange rate change	98	4	(56)	(2)
Projected benefit obligation at end of year	4,451	173	924	77

During 2023, net actuarial losses increased the projected benefit obligation due to the decrease in discount rates and in 2022, net actuarial gains decreased the projected benefit obligation due to the increase in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2023 and 2022 was $4,422 million and $902 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2023 and December 31, 2022, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	Successor
	December 31, 2023	December 31, 2022
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	1,077	1,781
Actual return on plan assets	287	(230)
Employer contributions	56	11
Plan participants' contributions	11	6
Benefits paid	(553)	(71)
Acquisition	3,029	—
Settlement (1)	—	(354)
Effect of foreign currency exchange rate change	91	(66)
Fair value of assets at end of year	3,998	1,077

(1)
Settlement accounting was triggered throughout 2022, as the Company entered into agreements with insurance companies to purchase group annuity buy-out contracts and transfer approximately $109 million (CDN $140 million) of its Canadian defined benefit plans’ projected benefit obligation and $82 million of its U.S. defined benefit plans’ projected benefit obligation. The transactions closed in April 2022 for Canada and in June 2022 for the U.S. and were funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $140 million (CDN $180 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations. These annuity buy-out transactions transferred responsibility for pension benefits for approximately 3,260 retirees and their beneficiaries. Settlement accounting rules required a remeasurement of the plans as of April 30, 2022 for Canada and June 30, 2022 for the U.S. and the Company recognized a non-cash pension settlement gain of $7 million before tax in the second quarter of 2022. Additionally, settlement accounting was triggered throughout 2022, as lump sums paid exceeded the sum of service cost and interest cost.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The Company’s pension funds are not permitted to directly own any of the Company’s debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2023:

		Successor
		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2023	2022
Fixed income
Cash and cash equivalents	2%	3%	3%
Bonds	43%	43%	44%
Insurance contracts	8%	8%	—
Equity
Canadian equity	4%	5%	4%
U.S. equity	13%	16%	14%
International equity	15%	13%	11%
Alternate Investments
Real estate	6%	6%	12%
Multi-asset credit	4%	2%	6%
Infrastructure	5%	4%	6%
Total (1)		100%	100%

(1)
Approximately 80% of the pension plans' assets relate to Canadian plans, 20% relate to U.S. plans.

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

	Successor
	December 31, 2023		December 31, 2022

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(4,451)	(173)	(924)	(77)
Fair value of assets at end of year	3,998	—	1,077	—
Funded status	(453)	(173)	153	(77)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Successor
	December 31, 2023		December 31, 2022

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables	(6)	(17)	(4)	(7)
Pension and other post-retirement benefit obligations (1)	(672)	(156)	(62)	(70)
Other assets	225	—	219	—
Net amount recognized in the Consolidated Balance Sheets	(453)	(173)	153	(77)

(1)
At December 31, 2023, the amount on the line Pension and other post-retirement benefit obligations on the Consolidated Balance Sheets also includes $35 million (2022 - $36 million) of multiemployer pension plan withdrawal liabilities.

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Successor						Predecessor
	Year ended December 31,		Year ended December 31,		Period from December 1, through December 31,		Period from January 1, through November 30,
	2023		2022		2021		2021
		Other post-		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$	$	$
Prior service credit (cost)	1	—	—	—	—	—	(6)	1
Effect of settlement	—	—	2	—	—	—	—	—
Amortization of prior year service cost (credit)	—	—	—	—	—	—	1	(1)
Net (loss) gain	(92)	(4)	(23)	22	23	(1)	121	7
Amortization of net actuarial (gain) loss	—	(3)	(9)	(1)	—	—	7	(1)
Net amount recognized in other comprehensive (loss) income (pre-tax)	(91)	(7)	(30)	21	23	(1)	123	6

At December 31, 2023, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $3,383 million and $2,705 million, respectively (2022 – $186 million and $120 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
Components of net periodic benefit cost for pension plans	2023	2022	2021	2021
	$	$	$	$
Service cost for the year	22	22	2	25
Interest expense	198	35	4	31
Expected return on plan assets	(217)	(70)	(6)	(61)
Amortization of net actuarial loss	—	—	—	7
Curtailment loss	3	—	—	—
Special termination benefits(1)	13	—	—	—
Settlement gain	—	(9)	—	—
Amortization of prior year service cost	—	—	—	1
Net periodic benefit cost	19	(22)	—	3

	Successor			Predecessor
Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
benefit plans	2023	2022	2021	2021
	$	$	$	$
Service cost for the year	2	1	—	1
Interest expense	7	3	—	2
Amortization of net actuarial gain	(3)	(1)	—	(1)
Special termination benefits(1)	2	—	—	—
Curtailment gain(1)	(1)	—	—	—
Amortization of prior year service credit	—	—	—	(1)
Net periodic benefit cost	7	3	—	1

(1)
Special termination benefits recognized of $13 million in the pension plans and $2 million in other post-retirement plans, as well as a curtailment gain of $1 million in other post-retirement plans, related to the idling of the Espanola, Ontario mill are presented in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following key assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	Successor			Predecessor
	December 31,	December 31,	December 31,	November 30,
Pension plans	2023	2022	2021	2021
Projected benefit obligation
Discount rate	4.7%	5.3%	3.0%	N/A
Rate of compensation increase	2.1%	3.1%	2.7%	N/A
Net periodic benefit cost
Discount rate	5.4%	3.8%	2.9%	2.5%
Rate of compensation increase	2.6%	2.8%	2.8%	2.7%
Expected long-term rate of return on plan assets	6.3%	4.9%	4.2%	4.3%

A weighted-average interest-crediting rate of 4.4% was assumed for 2023, for the Company’s cash balance pension plan.

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Effective January 1, 2024, the Company will use 5.9% (2023 – 6.3%; 2022 – 4.8%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	Successor			Predecessor
	December 31,	December 31,	December 31,	November 30,
Other post-retirement benefit plans	2023	2022	2021	2021
Projected benefit obligation
Discount rate	4.7%	5.3%	3.1%	N/A
Rate of compensation increase	2.0%	3.2%	2.9%	N/A
Net periodic benefit cost
Discount rate	5.2%	3.5%	2.8%	2.3%
Rate of compensation increase	3.2%	2.9%	2.8%	2.6%

For measurement purposes, a 3.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for 2023.

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2023, by asset category:

	Successor
	Fair Value Measurements at
	December 31, 2023
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Investments measured at fair value
Cash and short-term investments	63	63	—	—
Equity securities:
Canadian equities	204	204	—	—
U.S. equities	497	497	—	—
International equities	493	492	1	—
Equity funds	19	19	—	—
Debt securities:
Corporate and government securities	721	—	721	—
Asset backed securities	20	—	20	—
Bond fund	250	250	—	—
Derivative instruments	—	1	(1)	—
Insurance contracts	309	—	—	309
Total investments measured at fair value	2,576	1,526	741	309

Investments measured at net asset value
Commingled cash and fixed income funds	790
Commingled equity funds	165
Private debt and alternative credit funds	73
Real estate funds	227
Infrastructure funds	167
Total investments measured at net asset value	1,422

Total	3,998

Debt securities include corporate bonds and term loans of U.S. and Canadian companies from diversified industries, bonds and Treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1) and market-corroborated inputs such as matrix prices, yield curves and indices (Level 2) and other unobservable inputs such as models and assumptions (Level 3).

Equity securities include large-cap, mid-cap and small-cap publicly traded companies mainly located in the U.S., Canada and other developed and emerging countries, as well as equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1).

Derivative financial instruments are valued using quoted market prices when available (Level 1) and based on valuation techniques using market data when quoted market prices are not available (Level 2).

Certain insurance contracts include group contracts that have been purchased to cover a portion of the plan members. The fair value of annuity buy-in contracts changes based on fluctuations in the obligation associated with the covered plan members (Level 3).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Investments measured at fair value using the net asset value (“NAV”) practical expedient are excluded from the fair value hierarchy and valued at the NAV as provided by the fund administrator. The debt and equity investment funds, with a combined value of approximately $950 million, are invested in collective investment trusts and commingled vehicles and may be redeemed daily or weekly with limited redemption notice required. Other investments, approximately $470 million, include private debt and alternative credit, real estate, and infrastructure funds, with quarterly redemptions and some are subject to lock-up periods.

The following table presents the fair value of the plan assets at December 31, 2022, by asset category:

	Successor
	Fair Value Measurements at
	December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Investments measured at fair value
Cash and short-term investments	19	19	—	—
Equity securities:
Canadian equities	43	43	—	—
U.S. equities	43	43	—	—
International equities	108	108	—	—
Debt securities:
Corporate and government securities	317	—	317	—
Bond fund	92	92	—	—
Derivative instruments	(1)	—	(1)	—
Total investments measured at fair value	621	305	316	—

Investments measured at net asset value
Commingled cash and fixed income funds	80
Commingled equity funds	114
Private debt and alternative credit funds	65
Real estate funds	132
Infrastructure funds	65
Total investments measured at net asset value	456

Total	1,077

Debt securities include corporate bonds and term loans of U.S. and Canadian companies from diversified industries, bonds and Treasuries issued by the U.S. government and the Canadian federal and provincial governments, asset-backed securities and commingled fixed income funds invested in these same types of securities. The fair value of the debt securities is determined based on quoted market prices (Level 1), market-corroborated inputs such as matrix prices, yield curves and indices (Level 2) and other unobservable inputs such as models and assumptions (Level 3).

Equity securities include large-cap, mid-cap and small-cap publicly traded companies mainly located in the U.S., Canada and other developed and emerging countries, as well as equity funds invested in the same types of securities. The fair value of the equity securities is determined based on quoted market prices (Level 1).

Derivative financial instruments are valued using quoted market prices when available (Level 1) and based on valuation techniques using market data when quoted market prices are not available (Level 2).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Investments measured at fair value using the NAV practical expedient are excluded from the fair value hierarchy and valued at the NAV as provided by the fund administrator. The debt and equity investment funds with a combined value of approximately $195 million, are invested in collective investment trusts and commingled vehicles and may be redeemed daily or weekly with limited redemption notice required. Other investments, approximately $260 million, include private debt and alternative credit, real estate, and infrastructure funds, with quarterly redemptions and some are subject to lock-up periods.

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
$
Balance at December 31, 2021	164
Purchases	108
Settlements	(253)
Return on plan assets	(15)
Effect of foreign currency exchange rate change	(4)
Balance at December 31, 2022	—
Purchases	497
Settlements	(220)
Return on plan assets	28
Effect of foreign currency exchange rate change	4
Balance at December 31, 2023	309

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2023 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2024	407	16
2025	356	15
2026	349	15
2027	344	14
2028	333	14
2029 – 2033	1,530	66

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and non-recurring income or loss items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Gain on acquisition (NOTE 3)	(225)	—	—	—
Litigation settlements (1)	(68)	1	—	3
Environmental provision	2	2	—	2
Foreign exchange loss (gain)	8	1	(2)	1
Bad debt recovery	—	—	—	(2)
Net loss (gain) on sale of property, plant and equipment	—	4	—	(3)
Other	(1)	(7)	1	(6)
	(284)	1	(1)	(5)

(1)
For the year ended December 31, 2023, the Company, through Catalyst, recognized a litigation settlement gain of $63 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Interest on long-term debt (1)	226	101	9	36
Gain on fair value increment upon partial repayment of long-term debt	—	(10)	—	—
Make-whole premium on repayment of long-term debt	—	—	—	11
Interest on receivables securitization	—	—	—	1
Interest on withdrawal liabilities for multiemployer plans	2	2	—	2
Amortization of debt issuance costs and other	6	5	1	4
	234	98	10	54

(1)
The Company capitalized $7 million of interest expense for the year ended December 31, 2023 (2022 – $24 million; 2021 –

$1 million and $8 million for the 1 month ended December 31 and the 11 months ended November 30, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INCOME TAXES

The Company’s earnings (loss) before income taxes by taxing jurisdiction were:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
U.S. earnings (loss)	81	308	(4)	(7)
Foreign (loss) earnings	(39)	91	(17)	(36)
Earnings (loss) before income taxes	42	399	(21)	(43)

Provision for income taxes includes the following:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
U.S. Federal and State:
Current	2	29	5	29
Deferred	18	36	(6)	(13)
Foreign:
Current	10	50	4	(23)
Deferred	(263)	(5)	(5)	13
Income tax (benefit) expense	(233)	110	(2)	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to earnings (loss) before income taxes due to the following:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
U.S. federal statutory income tax	9	84	(4)	(9)
Reconciling Items:
State and local income taxes, net of federal income tax benefit	(3)	12	—	4
Foreign income tax rate differential	(1)	11	(1)	(3)
Tax credits and special deductions	(20)	(18)	(1)	(9)
U.S. tax rate benefit from loss carryback	—	—	—	1
Tax rate changes	—	(1)	—	(1)
Deferred tax revaluation due to acquisitions	7	—	—	—
Uncertain tax positions	(1)	(2)	—	(1)
Deferred taxes on Personal Care Group Investment	—	—	—	1
Deferred taxes on foreign earnings	(2)	4	—	2
Valuation allowance on deferred tax assets	(191)	(66)	4	1
Nondeductible expenses	10	5	—	17
Global intangible low-taxed income (GILTI)	15	1	—	3
Foreign-derived intangible income (FDII)	—	—	—	(1)
Litigation settlement	(5)	—	—	—
Foreign exchange	(11)	—	—	—
Business acquisition gain	(47)	—	—	—
Tax on conversion of debt to equity of foreign affiliate	—	77	—	—
Other	7	3	—	1
Income tax (benefit) expense	(233)	110	(2)	6

In 2023, the effective tax rate was favorably impacted by the reversal of the valuation allowance on SPI’s and Catalyst’s loss carryforwards due to management’s assessment that future income would be sufficient to utilize the losses prior to expiration after the acquisition by Domtar Inc. It was also favorably impacted by a non-taxable business acquisition gain, research and experimentation tax credits and state investment credits, and foreign exchange items. This was partly offset by a U.S. tax liability from Global Intangible Low-Taxed Income ("GILTI") related to the Company’s operations in Canada, the inclusion of a full valuation allowance on deferred interest expenses, and transaction costs with minimal tax benefit.

In 2022, the Company recorded a tax expense due to the conversion of debt to equity on a foreign affiliate which was substantially offset by the reversal of a valuation allowance on tax losses consumed by the conversion. The Company also has a U.S. tax liability from GILTI related to its operations in Canada which is almost completely offset by a foreign tax credit and $18 million of additional tax credits, mainly research and experimentation tax credits and state investment credits.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

During the Successor Period ending December 31, 2021, the Company recorded a valuation allowance of $4 million on losses from current operations and $1 million of tax credits, mainly research and experimentation credits.

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

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2023 and December 31, 2022 are comprised of the following:

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Accounting provisions	56	35
Net operating loss carryforwards and other deductions	992	308
Inventory	30	4
Intangible assets	55	8
Tax credits	109	22
Debt	8	6
Pension and other employee future benefit plans	146	—
Countervailing duty and anti-dumping duty	110	—
Investment in subsidiaries	11	2
Operating lease liability	18	8
Other	10	5
Gross deferred tax assets	1,545	398
Valuation allowance	(410)	(313)
Net deferred tax assets	1,135	85
Property, plant and equipment	(516)	(495)
Pension and other employee future benefit plans	—	(30)
Investment in subsidiaries	(58)	(13)
Operating lease asset	(18)	(8)
Deferred tax on foreign earnings	(16)	(17)
Other	(5)	(4)
Total deferred tax liabilities	(613)	(567)
Net deferred tax assets (liabilities)	522	(482)
Included in:
Deferred income tax assets	675	—
Deferred income taxes and other	(153)	(482)
Total	522	(482)

As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized which increased the current tax expense with an equal amount of deferred tax benefit.

At December 31, 2023, the Company had $2.0 billion net operating loss and deduction limitation carryforwards, $1.3 billion of which expires between 2029 and 2037, and a capital loss carryforward of $208 million which expires in 2025 and 2026. The Company also had foreign net operating losses of $1.1 billion, expiring between 2029-2043, and research and development expenditures of $356 million that can be carried forward indefinitely.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

•
Historical income / (losses) – particularly the most recent three-year period
•
Reversals of future taxable temporary differences
•
Projected future income / (losses)
•
Tax planning strategies
•
Divestitures / Acquisition of businesses

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions:

•
U.S. net operating losses and deduction limitations ($167 million valuation allowance)
•
U.S. state tax credits and other items ($188 million valuation allowance)
•
U.S. capital loss ($48 million valuation allowance)
•
Foreign net operating losses ($7 million valuation allowance)

In 2023, the valuation allowance favorably impacted tax benefit and the effective tax rate by $191 million (2022 - $66 million).

As of December 31, 2023, the Company has recorded a cumulative deferred tax liability of $16 million (2022 – $17 million) for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. With the exception of the Kamloops, British Columbia production facility, which was shown as held for sale in 2021, the Company did not provide for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to unremitted earnings as it estimates that this deferred tax liability in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9. INCOME TAXES (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2023, the Company had gross unrecognized tax benefits of approximately $54 million ($25 million and $27 million for 2022 and 2021, respectively). If recognized in 2023, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. These amounts are included in Deferred income taxes and other on the Consolidated Balance Sheets.

	Successor		Predecessor
	December 31,	December 31,	December 31,
	2023	2022	2021
	$	$	$
Balance at beginning of year	25	27	23
Acquisition of businesses	30	—	5
Additions for tax positions related to current year	4	2	2
Additions for tax positions of prior years	1	2	—
Reductions for tax position of prior years	(3)	—	—
Expirations of statutes of limitations	(3)	(6)	(4)
Interest	—	—	1
Balance at end of year (1)	54	25	27

(1)
As of December 31, 2023, $32 million of these unrecognized tax benefits are reducing Deferred income tax assets in the Consolidated Balance Sheets (2022 – nil) and are included in the Deferred tax assets and liabilities table above. The remaining balance of $22 million is included in Deferred income taxes and other in the Consolidated Balance sheets (2022 – $25 million).

The Company recorded less than $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2023 (less than $1 million for 2022 and $1 million for 2021). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $8 million of its unrecognized benefits may be recognized by December 31, 2024. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The major jurisdictions where the Company and its subsidiaries file tax returns for 2023 are the U.S. and Canada. The Company and its subsidiaries also file returns in other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2023, the Company’s subsidiaries are subject to foreign federal income tax examinations for the tax years 2019 through 2021. Years prior to 2020 are closed from a U.S. federal cash tax liability standpoint. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

INVENTORIES

The following table presents the components of inventories:

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Work in process and finished goods	672	479
Raw materials	328	173
Operating and maintenance supplies	337	196
	1,337	848

Certain domestic raw materials, in process and finished goods inventories are valued based on the LIFO method. LIFO inventories were $310 million and $314 million at December 31, 2023 and 2022, respectively. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $13 million higher than reported as of December 31, 2023 and $4 million higher at December 31, 2022.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

		Successor
	Range of useful lives	December 31,	December 31,
	(in years)	2023	2022
		$	$
Machinery and equipment	3 – 20	3,365	2,410
Buildings and improvements	10 – 40	622	433
Timberlands	(1)	341	312
Assets under construction	—	251	332
		4,579	3,487
Less: Accumulated depreciation		(865)	(581)
		3,714	2,906

(1)
Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2023 was $281 million (2022 – $227 million; 2021 – $24 million and $181 million for the 1 month ended December 31 and the 11 months ended November 30, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

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

The Company has remaining lease terms ranging from less than 1 year to 20 years, some of which may include options to extend the leases for up to 20 years, and some of which may include options to terminate the leases within 1 year.

The components of lease expense were as follows:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Operating lease expense	36	23	4	17
Variable lease expense (1)	17	—	—	—

Finance lease expense:
Amortization of right-of-use assets	1	1	—	—
Interest on lease liabilities	—	—	—	—
Total finance lease expense	1	1	—	—

(1)
Variable lease expense is determined by the consumption of the underlying asset.

Supplemental cash flow information related to leases was as follows:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	35	25	4	20
Operating cash flows from finance leases	—	—	—	—
Financing cash flows from finance leases	1	1	—	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	35	9	—	3
Finance leases	1	—	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Operating leases
Operating lease right-of-use assets	98	48

Lease liabilities due within one year	29	19
Long-term operating lease liabilities	74	29
	103	48

Finance leases
Property, plant and equipment	8	7
Accumulated depreciation	(1)	—
	7	7

Long-term debt due within one year	1	1
Long-term debt	3	3
	4	4

Weighted-average remaining lease term
Operating leases	5.6 years	3.7 years
Finance leases	3.9 years	5.2 years

Weighted-average discount rate
Operating leases	5.6%	3.7%
Finance leases	8.0%	8.0%

Maturities of lease liabilities at December 31, 2023 were as follows:

Operating leases
$
2024	32
2025	25
2026	20
2027	17
2028	9
Thereafter	22
Total lease payments	125

Less: Imputed interest	22

Total lease liabilities	103

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

INTANGIBLE ASSETS

The following table presents the components of intangible assets:

		Successor
	Estimated useful lives	December 31,			December 31,
	(in years)	2023			2022
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	30	9	—	9	9	—	9
Trade names	15	15	(2)	13	15	(1)	14
Total		24	(2)	22	24	(1)	23

Amortization expense related to intangible assets for the year ended December 31, 2023 was $1 million (nil in 2022; $1 million and $1 million for the 1 month ended December 31, 2021 and 11 months ended November 30, 2021, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2024	2025	2026	2027	2028
	$	$	$	$	$
Amortization expense related to intangible assets	1	1	1	1	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

OTHER ASSETS

The following table presents the components of other assets:

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Pension asset - defined benefit pension plans	225	219
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	159	—
Off-market contracts	72	—
Other	85	33
	541	252

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS

Catalyst restructuring and impairment costs, British Columbia mills

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. As a result, the Company recorded $25 million of write-off of property, plant and equipment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2022 – $20 million; 2021 – nil for the 1 month ended December 31).

On December 1, 2021, it was announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, it was announced that operations would be curtailed permanently.

For the year ended December 31, 2023, the Company recorded $8 million of severance and termination costs, and $8 million of environmental closure costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

For the year ended December 31, 2022, the Company recorded $1 million of severance and termination costs, and $1 million of environmental closure costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

For the 1 month ended December 31, 2021, the Company recorded nil of Closure and restructuring costs under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

Idling of Espanola, Ontario mill

On September 6, 2023 the Company announced the indefinite idling of the Espanola Mill’s pulp and paper operations for an expected period greater than one year. The mill has been idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp mill was shut down in early October 2023 and the paper machines were shut down in early 2024.

For the year ended December 31, 2023, the Company recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income. Additionally, the Company recorded $23 million of inventory obsolescence, $12 million of severance and termination costs, $14 million of pension and other post-retirement costs and $9 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. Once in full operation, the mill will produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing the Company with a strategic footprint in a growing adjacent market. The conversion was fully completed in June 2023. For the year ended December 31, 2023, the Company recorded $63 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (2022 – $67 million; 2021 – $3 million and $27 million for the 1 month ended December 31 and the 11 months ended November 30, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15. CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS (CONTINUED)

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

For the years ended December 31, 2023 and 2022, the Company recorded nil of accelerated depreciation under Impairment of long-lived assets and nil of closure costs under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

For the 1 month ended December 31, 2021 and the 11 months ended November 30, 2021, the Company recorded nil and $9 million, respectively, of accelerated depreciation under Impairment of long-lived assets and a reversal of $1 million and $17 million, respectively, of closure costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

Other Costs

During 2023 other costs related to previous and ongoing closures and restructuring included $1 million of severance and termination costs and $11 million of other costs (2022 and 2021 - nil).

The following table provides the activity in the closure and restructuring and transaction costs liability:

	December 31,	December 31,
	2023	2022
	$	$
Balance at beginning of year	15	25
Additions	80	32
Payments	(64)	(42)
Balance at end of year (1)	31	15

(1)
At December 31, 2023, $31 million is shown in Trade and other payables.

The $31 million provision is comprised of severance and termination costs of $12 million and other costs of $19 million.

Closure and restructuring costs are based on management’s best estimates at December 31, 2023. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Trade payables	598	451
Payroll-related accruals	140	147
Other accruals	211	142
	949	740

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended December 31, 2022 and December 31, 2023.

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
Successor	$	$	$	$	$
Balance at December 31, 2021	—	17	18	11	46
Natural gas swap contracts	14	N/A	N/A	N/A	14
Currency options	(2)	N/A	N/A	N/A	(2)
Foreign exchange forward contracts	(16)	N/A	N/A	N/A	(16)
Net (loss) gain	N/A	(15)	20	N/A	5
Foreign currency items	N/A	N/A	N/A	(52)	(52)
Other comprehensive (loss) income before reclassifications	(4)	(15)	20	(52)	(51)
Amounts reclassified from Accumulated other comprehensive income	(8)	(7)	(2)	—	(17)
Net current period other comprehensive (loss) income	(12)	(22)	18	(52)	(68)
Balance at December 31, 2022	(12)	(5)	36	(41)	(22)
Natural gas swap contracts	(9)	N/A	N/A	N/A	(9)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Net loss	N/A	(69)	(3)	N/A	(72)
Foreign currency items	N/A	N/A	N/A	34	34
Other comprehensive income (loss) before reclassifications	1	(69)	(3)	34	(37)
Amounts reclassified from Accumulated other comprehensive loss	16	2	(3)	—	15
Net current period other comprehensive income (loss)	17	(67)	(6)	34	(22)
Balance at December 31, 2023	5	(72)	30	(7)	(44)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	Successor			Predecessor
	Year ended December 31, 2023	Year ended December 31, 2022	Period from December 1, through December 31, 2021	Period from January 1, through November 30, 2021
	$	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(10)	16	—	10
Currency options and forwards (1)	(11)	(6)	—	38
Net investment hedge (2)	—	—	—	(9)
Total before tax	(21)	10	—	39
Tax benefit (expense)	5	(2)	—	(8)
Net of tax	(16)	8	—	31

Amortization of defined benefit pension items
Amortization of net actuarial gain (loss) (3)	—	9	—	(7)
Amortization of prior year service cost (3)	—	—	—	(1)
Curtailment loss (3)	(3)	—	—	—
Discontinued operations	—	—	—	(4)
Total before tax	(3)	9	—	(12)
Tax benefit (expense)	1	(2)	—	2
Net of tax	(2)	7	—	(10)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	3	1	—	1
Amortization of prior year service credit (3)	—	—	—	1
Discontinued operations	—	1	—	—
Total before tax	3	2	—	2
Tax expense	—	—	—	(1)
Net of tax	3	2	—	1

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

LONG-TERM DEBT

				Successor
		Par		December 31,	December 31,
	Maturity	Amount	Currency	2023	2022
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	121	121
6.75% Notes	2044	150	USD	156	157
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	335	USD	335	—
First Lien Term Loan	2028	344	USD	341	639
Farm Credit Term Loan A	2030	641	USD	635	—
Farm Credit Term Loan B	2028	269	USD	269	—
New Term Facility	2026	350	USD	—	238
Other			USD	3	14
Finance lease obligations	2023-2028			4	4
				2,506	1,815

Less: Unamortized debt issuance costs				29	27

Less: Due within one year				67	99
				2,410	1,689

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases
	$	$
2024	66	1
2025	66	1
2026	66	1
2027	66	1
2028	1,494	—
Thereafter	744	—
	2,502	4
Less: Amounts representing interest	—	—
Total payments	2,502	4

ABL REVOLVING CREDIT FACILITY

On March 1, 2023, the Company amended its ABL Revolving Credit Facility that matures on March 1, 2028 (extended from November 30, 2026). The Company’s ABL Revolving Credit Facility provides for revolving loans and letters of credit of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $908 million at December 31, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

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

Borrowings under the ABL Revolving Credit Facility bear interest at SOFR, Canadian bankers' acceptance or prime rate, as applicable, plus a margin linked to the Company’s utilization of the credit. In addition, the Company pays facility fees quarterly at rates linked to its utilization of the credit.

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

The ABL Revolving Credit Facility required the maintenance of a fixed charge coverage of at least 1.00 to 1.00 at the end of each fiscal quarter for the prior twelve month period when specified excess availability was less than the greater of $35 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. This covenant did not apply at December 31, 2022.

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at December 31, 2023.

On December 31, 2023, the Company had borrowings of $335 million and $159 million of letters of credit outstanding under this facility, leaving unused commitments of $414 million available.

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

During the year ended December 31, 2023, the Company repaid $25 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization. At December 31, 2023 there was $641 million of borrowings under Farm Credit Term Loan A and $269 million of borrowings under Farm Credit Term Loan B.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

FIRST LIEN TERM LOAN FACILITY

On November 30, 2021, the Company entered into the Term Loan Facility maturing November 30, 2028, of which $525 million was immediately drawn and up to $250 million was available on a delayed draw basis (the “Delayed Draw Term Loan”) to fund redemptions of the Existing Domtar Notes pursuant to the Domtar Notes Change of Control Offers that terminated on January 3, 2022.

Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1% per annum of the principal amount in 2022 and 5% per annum thereafter.

The Term Loan Facility bears interest at a floating rate per annum, at Domtar’s option, (i) at SOFR (adjusted by 0.114%) plus 5.5% or a base rate plus 4.5%. The Term Loan Facility is subject to a SOFR floor of 0.75%.

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

During the year ended December 31, 2023, the Company repaid $18 million as required for quarterly amortization. The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At December 31, 2023 there was $344 million of borrowings outstanding under the Term Loan Facility.

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

On January 7, 2022, $133 million of the Notes were redeemed, as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of December 31, 2022 and 2023, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18. LONG-TERM DEBT (CONTINUED)

COMMON ATTRIBUTES OF THE FARM CREDIT TERM LOAN, THE TERM LOAN FACILITY AND THE NOTES

The Company’s obligations in respect to the Farm Credit Term Loan, the Term Loan Facility and the Notes are guaranteed by its immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. The obligations have a first-priority lien on the fixed assets of its wholly-owned material U.S. subsidiaries’ fixed assets and a second-priority lien on the current asset collateral (second in priority to the liens securing the ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens. The Farm Credit Term Loan, the Term Loan Facility and the Notes are ranked pari passu, subject to intercreditor agreements.

The Company is required to prepay the Farm Credit Term Loan, the Term Loan Facility and the Notes with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights. The Company is required to prepay the Farm Credit Term Loan and the Term Loan Facility with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow in each case, subject to certain exceptions.

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

RECEIVABLES SECURITIZATION

The Company had a $150 million receivables securitization facility that terminated in October 2021. For the 11 months ended November 30, 2021, a net charge of $1 million resulted from the program and was included in Interest expense, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income.

DOMTAR UNSECURED NOTES CHANGE OF CONTROL OFFERS

Following the change of control of Domtar, Domtar was obligated, pursuant to the indenture governing the 6.25% Notes due 2042 and the 6.75% Notes due 2044 (the “Existing Domtar Notes”), to make the Existing Domtar Notes Change of Control Offers, pursuant to which Domtar offered to repurchase all of the Existing Domtar Notes from holders at a purchase price of 101%.

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million par amount of the 6.25% Notes due 2042 and $150 million par amount of the 6.75% Notes due 2044, remain outstanding as of December 31, 2022 and 2023, respectively.

NEW TERM FACILITY

On June 14, 2019, Catalyst entered into a bank term loan agreement maturing on June 14, 2026 with an initial borrowing of $350 million. The loan was secured by the assets of the company and a pledge of Catalyst’s shares held by its parent company, Paper Excellence Canada Holdings Corporation. Paper Excellence Canada Holdings Corporation also guaranteed the loan. The remaining loan balance of $201 million was repaid in the last quarter of 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.	Successor
	December 31,	December 31,
	2023	2022
	$	$
Provision for environmental and asset retirement obligations	111	42
Contingent consideration for contingent value right	133	—
Other	62	33
	306	75

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The Company has environmental liabilities of $64 million recorded as of December 31, 2023 primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $60 million recorded as of December 31, 2023, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

For the year ended December 31, 2023, the Company’s operating expenses for environmental matters amounted to $101 million (2022 – $75 million; 2021 – $5 million and $56 million for the 1 month ended December 31, and the 11 months ended November 30, respectively).

The Company made capital expenditures for environmental matters of $18 million during the year ended December 31, 2023 (2022 – $10 million; 2021 – $1 million and $4 million for the 1 month ended December 31, and the 11 months ended November 30, respectively).

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2023	2022
	$	$
Balance at beginning of year	49	50
Additions and other changes	17	3
Environmental spending	(6)	(3)
Acquisition of business	63	—
Effect of foreign currency exchange rate change	1	(1)
Balance at end of year (1)	124	49

(1)
At December 31, 2023, $13 million is shown in Trade and other payables and $111 million is shown in Other liabilities and deferred credits in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2023, anticipated undiscounted payments in each of the next five years are as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	13	11	5	16	10	177	232

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2023, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2023, were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	175	37	29	22	8	9	280

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2023, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2023 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. Ontario has its GHG Emission Performance Standards regulation and the province of British Columbia has its own carbon tax programs. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

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

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of December 31, 2023, will not have a material adverse effect on the Company's Consolidated Financial Statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

COUNTERVAILING DUTY AND ANTI-DUMPING INVESTIGATIONS ON SOFTWOOD LUMBER

On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of the Company’s subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in the countervailing and anti-dumping duty investigations, in the first administrative review of the countervailing and anti-dumping duty orders, and in the second and third administrative reviews of the countervailing duty order. The Company was not selected as a respondent by Commerce in other administrative reviews of the countervailing and anti-dumping duty orders, in which the Company’s subject imports were assigned the rate applicable to non-selected importers.

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

Effective dates for deposits on account of countervailing duties	Cash deposit rates
Initial Investigation
April 28 2017 – November 7, 2017 (Preliminary Determination)	12.82%
November 8, 2017 – November 30, 2020 (Final Determination)	14.70%
First Administrative Review
December 1, 2020 – December 1, 2021	19.10%
Second Administrative Review
December 2, 2021 – August 8, 2022	18.07%
Third Administrative Review
August 9, 2022 – July 31, 2023	10.10%
Fourth Administrative Review
August 1, 2023 – Present	1.79%

Commerce is expected to issue its final determination in the fifth administrative review of the countervailing investigation in the third quarter of 2024, at which time a new rate will take effect for the Company; this new rate was estimated at 6.71% for the Company in a non-binding, preliminary determination issued on January 31, 2024, which is subject to modification in the upcoming final determination.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – Present (Corrected)	6.26%

Commerce is expected to issue its final determination in the fifth administrative review of the anti-dumping investigation in the third quarter of 2024, at which time a new rate will take effect for the Company; this new rate was estimated at 7.15% for the Company in a non-binding, preliminary determination issued on January 31, 2024, which is subject to modification in the upcoming final determination.

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

Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (Commerce) and of material injury (ITC). Commerce released final results in the sunset reviews of the countervailing and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. On November 30, 2023, the ITC voted that revocation of the orders would be likely to lead to a continuation or recurrence of material injury to the U.S. industry within a reasonably foreseeable time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

World Trade Organization Appeal

In addition, on August 24, 2020, the World Trade Organization’s (the “WTO”) dispute panel issued a report (the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (DS533), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the U.S. notified the WTO’s Dispute Settlement Body of its decision to appeal the Panel Report. The appeal remains pending.

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of December 31, 2023, the Company had $110 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of December 31, 2023, a total of $602 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of antidumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income.

The following table reconciles the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income:

	For the year ended December 31, 2023
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	22	17	39
Cash deposits paid recognized as receivable	(6)	(4)	(10)
	16	13	29
(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following table outlines the change in duties receivable during the period:

	December 31, 2023
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of period	104	28	132
Cash deposits paid recognized as recoverable	6	4	10
Accretion	13	4	17
Balance at end of year (1)	123	36	159
(1)
The balance of $159 million is shown in Other assets in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

FIBREK ACQUISITION

Effective July 31, 2012, the Company completed the final step of the transaction pursuant to which it acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or $23 million (C$31 million) in aggregate, plus interest and an additional indemnity, for a total estimated at $33 million (C$44 million) payable in cash. Of this amount, $14 million (C$19 million) was payable immediately and paid on October 2, 2019. The Company has appealed the decision, which was reversed by the Court of Appeal in a judgment dated February 2, 2024, fixing the fair value of the shares of the dissenting shareholders at C$1.5973 per share, or $19 million (C$25 million) in aggregate, plus interest and the additional indemnity, and therefore ordering the Company to pay a balance of $14 million (C$19 million), which was paid on February 7, 2024. This remaining balance was recorded in Trade and other payables in the Consolidated Balance Sheet at December 31, 2023.

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $113 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter is scheduled for March 2024.

SUPERFUND SITE

On May 17, 2023, the EPA issued a General Notice of Liability and Demand for Reimbursement of Response Costs Expended at the Barite Hill/Nevada Goldfields Superfund Site (the “Notice of Liability”) to the Company. The Notice of Liability states that the EPA believes that the Company may be liable under Section 107(a) of the Comprehensive, Environmental Response, Compensation, and Liability Act (“CERCLA”) for costs the EPA has incurred at the Barite Hill/Nevada Goldfields Superfund Site (the “Site”). The approximate total response costs identified by the EPA in the Notice of Liability through January 19, 2023 was approximately $21 million. The Company believes that the EPA may also seek to hold it responsible for future remediation costs at the Site. The Company is currently assessing its defenses to liability at the Site.

The Company recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, as an environmental liability in Other liabilities in the purchase price allocation. See Note 3 “Acquisition of businesses” for more information. The Company is in the process of evaluating the impact of the Notice of Liability.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. COMMITMENTS AND CONTINGENCIES (CONTINUED)

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the facility. The mill was restarted during the first quarter of 2023, operating at limited capacity. The fire incident resulted in third-party damages, costs and expenses, in addition to damages to the Menominee facility. On October 11, 2023, a complaint was filed in Michigan State Court by the owner of the warehouse alleging damages in the amount in excess of $45 million. On November 20, 2023, a complaint was filed in Michigan State Court by a co-tenant in the warehouse and its insurer, alleging damages in the amount in excess of $132 million. The Company currently does not believe it is probable that it will incur any material loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

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

For the year ended December 31, 2023, the Company recognized direct costs of $25 million which was determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $3 million for the year ended December 31, 2023, under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income. For the year ended December 31, 2023, $30 million was received from the insurer, and as of December 31, 2023, an amount of $14 million was recorded under Receivables on the Consolidated Balance Sheet.

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

DECEMBER 31, 2023

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2023, no single customer represented more than 10% of the Company’s receivables (December 31, 2022 – one customer located in the U.S. represented 14% or $87 million).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 13 months.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

As of December 31, 2023, the Company hedged 38% and 3% of its forecasted purchases of natural gas under derivative contracts for 2024 and 2025, respectively. The natural gas derivative contracts were effective as of December 31, 2023.

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

As of December 31, 2023, the Company hedged 18% and 7% of its forecasted net Canadian dollars cash exposures under contracts for 2024 and 2025, respectively. The foreign exchange derivative contracts were effective as of December 31, 2023.

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

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at December 31, 2023 and December 31, 2022, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Successor
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2023	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	9	—	9	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Trade and other payables
Total Liabilities	7	—	7	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,234	—	2,234	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

	Successor
		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2022	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	4	—	4	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	7	—	7	—

Liabilities derivatives
Currency derivatives	16	—	16	—	(a)	Trade and other payables
Natural gas swap contracts	3	—	3	—	(a)	Trade and other payables
Currency derivatives	3	—	3	—	(a)	Other liabilities and deferred credits
Total Liabilities	22	—	22	—

Other Instruments:
Long-term debt due within one year	99	—	99	—	(b)	Long-term debt due within one year
Long-term debt	1,507	—	1,507	—	(c)	Long-term debt

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022. The carrying value of the Company’s long-term debt due within one year is $67 million and $99 million at December 31, 2023 and December 31, 2022, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,410 million and $1,689 million at December 31, 2023 and December 31, 2022, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, receivables from related party, bank indebtedness, trade and other payables, payables to related party and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

SEGMENT DISCLOSURES

Following the recent acquisition of Resolute Forest Products Inc. on March 1, 2023, the Company revised its segment structure and now operates as three reportable segments as described below, which also represent its three operating segments based on the Company's organizational structure:

•
Paper and Packaging – consists of the design, manufacturing, marketing and distribution of a wide variety of fiber-based products including communication, specialty and packaging papers as well as fluff and softwood pulp.
•
Pulp and Tissue – consists of the design, manufacturing, marketing and distribution of a wide variety of fiber-based products including market pulp, tissue and paper.
•
Wood products – consists of the production of lumber and other wood products for the residential construction and home renovation markets, as well as for specialized structural and industrial applications.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income. Certain Corporate general and administrative costs are allocated to each respective segment. Corporate costs that are not related to segment activities are presented on the Corporate and other line. The Company does not allocate interest expense and income taxes to the segment. No segment assets are reported as they are not identifiable by segment.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets and intangible assets used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
SEGMENT DATA	2023	2022	2021	2021
	$	$	$	$
Sales by segment
Paper and packaging	4,907	5,537	365	3,368
Pulp and tissue	1,202	—	—	—
Wood products	860	—	—	—
Total for reportable segments	6,969	5,537	365	3,368
Intersegment sales	(33)	—	—	—
Consolidated sales	6,936	5,537	365	3,368

Sales by product group
Communication papers	2,609	2,802	170	1,834
Specialty and packaging papers	1,138	991	73	538
Market pulp	1,718	1,686	120	996
Linerboard	69	—	—	—
Newsprint	350	58	2	—
Tissue	192	—	—	—
Wood	860	—	—	—
Consolidated sales	6,936	5,537	365	3,368

Operating income (loss) from continuing operations
Paper and packaging	238	530	(10)	170
Pulp and tissue	24	—	—	—
Wood products	(104)	—	—	—
Corporate and other	106	(75)	(3)	(181)
Consolidated operating income (loss) from continuing operations	264	455	(13)	(11)
Interest expense, net	234	98	10	54
Non-service components of net periodic benefit cost	(12)	(42)	(2)	(22)
Earnings (loss) before income taxes	42	399	(21)	(43)
Income tax (benefit) expense	(233)	110	(2)	6
Earnings (loss) from continuing operations	275	289	(19)	(49)
Earnings from discontinued operations, net of taxes	13	18	1	26
Net earnings (loss)	288	307	(18)	(23)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22. SEGMENT DISCLOSURES (CONTINUED)

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Additions to property, plant and equipment
Paper and packaging	217	481	45	251
Pulp and tissue	35	—	—	—
Wood products	66	—	—	—
Corporate and other	13	2	—	4
Discontinued operations	—	3	1	15
Consolidated additions to property, plant and equipment	331	486	46	270
Add: Change in payables on capital projects	11	(8)	(2)	(2)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	342	478	44	268

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$
Geographic information
Sales
United States	4,983	3,923	255	2,560
Canada	775	495	30	327
Asia	686	853	61	315
Europe	349	215	14	157
Other foreign countries	143	51	5	9
	6,936	5,537	365	3,368

	Successor
	December 31,	December 31,
	2023	2022
	$	$
Long-lived assets
United States	2,071	1,873
Canada	1,763	1,104
	3,834	2,977

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 23.

RELATED PARTY TRANSACTIONS

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company, with the issuance by Domtar of a $50 million non-interest bearing promissory note repaid July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by the seller after June 30, 2031. Prior to the acquisition of Catalyst by Domtar, the $35 million promissory note and the non-voting, redeemable Series B were contributed to Catalyst by the seller. Refer to Note 3 “Acquisition of businesses” for details.

For the year ended December 31, 2023, the Company recognized $28 million of management fees paid to an affiliated company (2022 – $33 million; 2021 – $3 million for the 1 month ended December 31). These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income under Selling, general and administrative expense.

In 2022, the Company also sold land parcels for an amount of $4 million, which represented the fair value of these assets, to a Paper Excellence affiliate and purchased for $3 million of wood fiber from Paper Excellence affiliates.

The Company has other receivables with Paper Excellence and their affiliates of $21 million and $9 million at December 31, 2023 and December 31, 2022, respectively.

The Company has other payables with Paper Excellence and their affiliates of $36 million and $335 million at December 31, 2023 and December 31, 2022, respectively.

In 2023, prior to the acquisition of Catalyst by Domtar, Catalyst converted loans due to an affiliated company to equity for an amount of $235 million. In 2022, Catalyst also converted loans due to an affiliated company to equity for an amount of $319 million.

In 2023, prior to the acquisition of SPI by Domtar, SPI converted loans due to an affiliated company to equity for an amount of $100 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 24.

SUBSEQUENT EVENTS

On February 21, 2024, the Company announced that it will indefinitely curtail paper operations at its Ashdown, Arkansas, facility. The Ashdown Mill’s paper machine and associated sheeter will be indefinitely idled by the end of June 2024, reducing Domtar’s annual uncoated freesheet capacity by 216,000 short tons. The curtailment is not expected to result in a workforce reduction.

The curtailment will result in an aggregate pre-tax charge to earnings of approximately $32 million, which includes an estimated $31 million in non-cash charges related to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts, and $1 million related to other costs. These charges are expected to be incurred in the first half of 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

The information called for by this item is incorporated herein by reference to “Management’s Report on Internal Control Over Financial Reporting”.

Management has excluded SPI and Catalyst from the assessment of internal control over financial reporting as of December 31, 2023, because it was acquired in a business combination during 2023. The assets and revenues of these businesses represent 3% and 3%, respectively, for SPI, and 6% and 8%, respectively, for Catalyst, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023. These exclusions are in accordance with the SEC’s general guidance that an assessment of recently acquired businesses may be omitted from the scope in the year of acquisition.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2023.

ITEM 9B. OTHER INFORMATION

The Company has nothing to report under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of March 1, 2024.

Name	Age	Principal Occupation
Tom Shih	53	Chief, Legal Affairs, Paper Excellence Canada Holdings Corporation
Hardi Wardhana	52	Director, Global Head of M&A, Paper Excellence

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

ITEM 11. EXECUTIVE COMPENSATION

Key Compensation Decisions for 2023

On March 1, 2023, the Paper Excellence Group, through its wholly owned subsidiary Domtar Corporation, announced the completion of the acquisition of Resolute Forest Products Inc. The integration and harmonization of the Company’s HR programs, policies and a unified structure for benefits and compensation is underway. Full implementation of the integration process for North America is targeted to be completed by January 2025. For purposes of this disclosure, pension, benefits, and compensation practices will reflect Domtar, Paper Excellence and Resolute legacy plans and programs for 2023.

On April 17, 2023, Executive Vice President & Chief Financial Officer (CFO) Daniel Buron announced his retirement and was succeeded by Joe Ragan, former Paper Excellence President & Chief Investment Officer, as Domtar’s Chief Financial Officer. Mr. Ragan serves on the Domtar Management Committee, splitting time between the Fort Mill and Montreal offices, reporting to Domtar’s CEO, John Williams, until his retirement, where then he reported to Mr. Williams’ successor. Per Mr. Buron’s amendment to his 2022 employment agreement effective April 17, 2023, he remains an employee of Domtar to support Mr. Ragan through May 15, 2023, and from May 16 till the term end date or March 1, 2024, to the extent of the unique historical knowledge that he has.

On June 30, 2023, Domtar’s President & Chief Executive Officer John Williams retired and was succeeded by Steve Henry, formerly Executive Vice President & Chief Operating Officer, who was named President, Paper & Packaging. Mr. Williams accepted a part-time role of non-executive Chairman of the Paper Excellence Group’s Management Board (“Management Board”). The Management Board is made up of executives responsible for providing additional oversight and financial checks and balances for the Paper Excellence Group as a whole, while leaving day-to-day operational decisions to the business and functional teams.

On July 28, 2023, The Paper Excellence Group announced its updated organizational structure for its business units. The business units develop overall strategy, commercial, operational excellence, and talent, etc., and liaise with the Management Board to ensure overall strategic and other alignment and consistency across the Paper Excellence Group.

Steve Henry was named President of the Paper & Packaging business unit with continued responsibility for all legacy Domtar pulp, paper and packaging operations, as well as the former Paper Excellence Canada’s Port Alberni and Crofton mills, now owned by Domtar as of October 2023. Mr. Henry also assumes the additional position of Principal Executive Officer (“PEO”) for Domtar with the additional responsibility to sign SEC disclosures such as the Form 10-K and the certifications for the Forms 10-K and 10-Qs. Prior to this announcement, Mr. Henry reported to John Williams until his announced retirement as Domtar’s CEO.

Richard Tremblay continued to serve as Senior Vice President, Pulp, Paper & Tissue Operations, as well as John Lafave as Senior Vice President, Pulp &Tissue Sales. Mr. Tremblay and Mr. Lafave served as co-leaders of the Pulp & Tissue business unit on an interim basis in 2023. The Pulp & Tissue business unit consisting of all legacy Resolute pulp, paper and tissue operations as well as the non-integrated Paper Excellence Canada pulp mills. On February 2, 2024, it was announced that Mr. Tremblay will serve as President of the Pulp & Tissue business unit and Mr. Lafave’s focus will be on his role as Senior Vice President, Commercial Pulp & Tissue. Prior to July 28, 2023, Mr. Tremblay and Mr. Lafave reported to Remi Lalonde, Resolute’s former CEO.

Hugues Simon will continue to serve as President of the Wood Products business unit. Mr. Simon has extensive experience in wood products operations, finance, and sales with Resolute and its predecessor companies. Prior to July 28, 2023, Mr. Simon reported to Remi Lalonde, Resolute’s former CEO.

Messrs. Henry, Tremblay, Lafave, Simon, and Ragan, as well as other department heads of the corporate center, started reporting to the Management Board, chaired by Non-Executive Chairman John Williams, as of July 28 .

Remi G. Lalonde, Resolute’s President & Chief Executive Officer, left the organization on September 1, 2023, to pursue other interests. Mr. Lalonde received change-in-control payments and benefits pursuant to his respective agreement with Resolute.

Domtar – 2023 Key Compensation Decisions remaining on legacy plans and policies:

The metrics for participants in Domtar’s Annual Incentive Plan (“AIP”) were weighted 70% on Company EBITDA performance, 10% on Lost Time TFR (“LTFR”, a Company Health & Safety metric) and 20% on Productivity.

The Domtar Long-Term Incentive Plan (LTIP) was comprised of non-equity awards with a three-year cliff vest. The breakout consisted of 50% Restricted Units (“RUs”), that are service-based, and 50% Performance Units (“PUs”), with 80% weighting on Adjusted Cash Flow from Operating Activities and 20% on Packaging Sales Volume.

With the closing of the transaction with Paper Excellence completed, a retention bonus opportunity in the value of 50% of their respective base salary for each of the next two years was presented to certain members of Domtar’s Management Committee to recognize their individual importance to the success of the business and to reinforce their significant impact to the future growth of the Company. The first-year retention bonus vested on the first anniversary of the Closing or November 30, 2022, and the second-year retention bonus vested on the second anniversary of the Closing or November 30, 2023.

Resolute – 2023 Key Compensation Decisions remaining on legacy plans and policies:

The metrics for participants in Resolute’s annual Short-Term Incentive Plan (“STIP”) were weighted 55% on Company financials (income from operations and SG&A costs), 20% on Company operations (productivity, fixed costs and usage) and 25% on ESG (blend of Company Health & Safety metrics and environmental incidents). 85% of the calculated potential incentive payout is based on the Company results. The remaining 15% will constitute an Individual Performance payout factor dedicated for distribution to eligible employees based on the executive’s achievement of goals, exceptional personal or team contribution or results, level of demonstrated effectiveness in the role and remarkable initiatives. For the Executive team, the total amount is subject to a cap based on Free Cash Flow.

Per the merger agreement with Domtar, Resolute modified the January 1, 2023 grant from an equity award to a cash settled award. The Resolute Long-Term Incentive Plan (LTIP) was comprised of non-equity awards. The breakout consisted of 50% Restricted cash-settled Units (“RSUs”), that are service-based, with a 47-month vesting period with 25% vesting on December 1 of each calendar year from December 1, 2023, and 50% Performance cash-settled Units (“PSUs”), with 40% weighting on Return on Capital and 60% on Asset Performance Improvement, that cliff vest over a 38-month vesting period from grant date through February 28, 2026.

With the closing of the transaction with Paper Excellence completed, a retention bonus opportunity in the value of 50% of their respective base salary for each of the next two years was presented to certain members of Resolute’s Executive team to recognize their individual importance to the success of the business and to reinforce their significant impact to the future growth of the Company. Details are outlined in the “Employment Agreements” section later in the disclosure.

2023 Compensation Results

All compensation elements throughout this document apply to each individual on their legacy companies plan design and governance for 2023.

For 2023, our Named Executive Officers (“NEOs”) are:

Steve Henry	Domtar Principal Executive Officer (PEO) / President, Paper & Packaging Business Unit[1]
Joe Ragan	Executive Vice President & Chief Financial Officer (CFO)[2]
Richard Tremblay	President, Pulp & Tissue Business Unit[3]
John Lafave	Senior Vice President, Commercial Pulp & Tissue[3]
Hugues Simon	President, Wood Products Business Unit[3]
John D. Williams	Former Domtar President & Chief Executive Officer (CEO)[4]
Daniel Buron	Former Domtar Executive Vice President & Chief Financial Officer (CFO)[5]
Remi G. Lalonde	Former Resolute President & Chief Executive Officer (CEO)[6]

1 Promoted from Domtar’s COO, to the position of President, Paper & Packaging Business Unit effective July 2023. Mr. Henry also assumes the additional position of

PEO for Domtar.

2 Appointed to CFO position effective April 2023.

3 Former Resolute executive that is part of the updated organizational structure for the Paper Excellence Group business units.

4 Mr. Williams retired effective June 30, 2023 from his role as Domtar’s CEO and accepted a part-time role of non-executive Chairman of the Management Board.

5 Mr. Buron announced his retirement in April 2023 from his role as Domtar’s CFO. Per Mr. Buron’s amendment to his 2022 employment agreement, he will continue to be employed through the term end date of March 1, 2024.

6 Mr. Lalonde left Resolute effective September 2023 to pursue other interests.

Annual incentive awards as a percentage of target earned by our NEOs based on each companies business results for 2023 was 60.66% for Domtar executives and 0% for Resolute executives (2023 STIP performance results for Resolute reflect a 63.44% payout and was subject to the adjustment factor due to Free Cash Flow which resulted in eliminating any payout opportunity in 2023). Mr. Ragan was on a separate plan hosted by Paper Excellence and described in a later section for 2023.

The status of the LTIP performance results are summarized below. As the Corporation no longer has a Human Resource Committee of the Board, equivalent decisions are fulfilled by the Management Board. Mr. Ragan did not have an LTIP in 2023.

Domtar – LTIP Performance Units (“PUs”):

All previous outstanding equity awards were paid out in their entirety in 2021 upon the acquisition of the Corporation by Paper Excellence.

•
2022 PUs – Second year awards banked at 33.54% (Year 2 results is 100.62% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Packaging Sales Volume performance during FY2023.
•
2023 PUs – First year awards banked at 33.54% (Year 1 results is 100.62% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Packaging Sales Volume performance during FY2023

Resolute – LTIP Performance Share Units (“PSUs”):

Effective as of immediately prior to March 1, 2023, all then-outstanding Company PSUs (whether vested or unvested and including any corresponding dividend equivalents), shall automatically be canceled and each such Company PSU shall be converted into the right to receive from the Surviving Corporation (i) an amount of cash, without interest and subject to any applicable Tax withholding (including, for the avoidance of doubt, any withholding Tax that may be required in respect of any Contingent Value Right issued with respect to such Company PSU) equal to the product of (A) the total number of shares of Company Common Stock then underlying such Company PSU multiplied by (B) $20.50 and (ii) one Contingent Value Right for each share of Company Common Stock subject to such Company PSU. With respect to PSUs granted on January 1, 2023, such PSUs should continue to vest over the 38-month vesting period from the grant date through February 28, 2026 and will settle at $20.50/unit, at the target level of performance for the PSUs.

Each Company PSU (whether vested or unvested and including any corresponding dividend equivalents) will provide a Contingent Value Right (“CVR”), in accordance with the merger agreement.

Additional Information on Executive Compensation Program

Compensation Decisions for 2023 – Principal Executive Officer (“PEO”) Details

The table below shows target total direct compensation for Domtar’s PEO and reflects the terms of his Promotion Letter in affect as of July 1, 2023. Effective June 30, 2023, former Domtar CEO John D. Williams retired from the Company and accepted a part-time role of non-executive Chairman of the Management Board.

Steve Henry: Domtar PEO/President, Paper & Packaging Business Unit – Target Total Direct Compensation:

			Change
Steve Henry	2022	2023	Dollars	Percent
Base Salary	$500,000	$600,000	$100,000	20.0%
Annual Incentive Plan
Target % of Base Salary	65%	80%
Target Dollars	$325,000	$480,000	$155,000	47.7%
Target Total Cash	$825,000	$1,080,000	$255,000	30.9%
Actual Payout % of Target	140.00%	60.66%
Actual Payout Dollars	$455,000	$291,168	($163,832)	-36.0%
Actual Total Cash	$955,000	$891,168	($63,832)	-6.7%
Long-Term Incentive (LTI) Bonus
Target % of Base Salary	85%	120%
Target Dollars / Maximum Dollars	$425,000	$720,000	$295,000	69.4%
Target Total Direct Compensation	$1,250,000	$1,800,000	$550,000	44.0%

Direct Compensation Mix – at Target

The 2023 target pay mix for our PEO and other NEOs is shown below and reflects the pay changes made for 2023.

This does not include any former executives stated within this disclosure.

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

Paper Excellence Group Management Board	• The Management Board is responsible for providing additional oversight and financial checks and balances for the Paper Excellence Group as a whole.

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

Our approach to executive pay benchmarking for most of our senior executives uses a mix of general and manufacturing industry data from Aon Hewitt, Mercer, WTW and Hugessen for companies that are similar in size to The Paper Excellence Group.

Details of Executive Compensation Program

Components of Executive Compensation

The principal components of our ongoing compensation program for our NEOs, and their primary purposes, are detailed below:

Component	Purpose
Base salaries	Deliver a competitive level of fixed cash pay intended to reflect the primary duties of the role
Annual cash bonuses

Offer an opportunity to earn additional pay based on achieving predetermined performance goals pursuant to Domtar’s Annual Incentive Plan (“AIP”) and Resolute’s annual short-term incentive plan (“STIP”).

Long-term Non-Equity incentives	Align executives’ interests to stay focused on maximizing the Shareholder’s value over the long term through non-equity grant-based incentive vehicles
Retirement and other health/welfare benefits	Provide assistance with executive retirement needs, and security in case of possible illness, disability, or loss of life
Perquisites	Limited business-related benefits are provided
Severance and Change- in-Control provisions	Provide protection against termination of employment for reasons beyond the executives’ control

The following paragraphs describe our approach to each component in greater detail.

Base Salaries

The Management Board considers whether to grant merit increases and/or market-based adjustments to our executives. Such increases are not always made annually, but rather are made periodically after considering several factors:

• Competitive market pay levels derived from our benchmarking analyses;

• The executive’s performance throughout the year, and whether his or her duties changed during the year; and

• The overall economic climate, and the Corporation’s performance.

Base salaries in 2023 for our NEOs (in USD) were therefore as follows:

Name	Position	2022[1]	2023[1]	% Change
Steve Henry	PEO / President, Paper & Packaging	$500,000	$600,000	20%
Joe Ragan	CFO	N/D2	$848,885	N/D
Richard Tremblay	President, Pulp & Tissue	N/D2	$402,197	N/D
John Lafave	SVP, Commercial Pulp & Tissue	N/D2	$336,313	N/D
Hugues Simon	President, Wood Products	N/D2	$453,152	N/D
John D. Williams	Former Domtar CEO	$1,213,800	$1,213,800	0%
Daniel Buron	Former Domtar CFO	$681,520	$681,520	0%
Remi G. Lalonde	Former Resolute CEO	N/D2	$485,945	N/D

1 Amounts shown are annualized and are reflected as of December 31, 2023 for each NEO, except for Rémi G. Lalonde, which reflects the amount received up to his date of termination, September 1, 2023. The actual salary received by each NEO during 2023 is set forth in the Summary Compensation Table.

2 Messrs. Ragan, Tremblay, Lafave, Simon and Lalonde’s base salaries are not disclosed as they were not Named Executive Officer in 2022.

Performance-Based Annual Bonuses

Annual cash incentives focus our executive officers on achieving specific annual financial and operating results. These short-term incentives play a key role in ensuring that our total cash compensation opportunity remains competitive.

Target awards. Each NEO has a target bonus award for the plan year, expressed as a percentage of the actual base salary paid to the NEO during that year. For 2023, short-term incentive targets were as follows:

Name	Position	Target as Percent of Salary
Steve Henry[1]	PEO / President, Paper & Packaging	80%
Joe Ragan[2]	CFO	N/A
Richard Tremblay[3]	President, Pulp & Tissue	100%
John Lafave[3]	Senior Vice President, Commercial Pulp & Tissue	100%
Hugues Simon[3]	President, Wood Products Business Unit	100%
John D. Williams[1]	Former Domtar CEO	117%
Daniel Buron[1]	Former Domtar CFO	89%
Remi G. Lalonde[3]	Former Resolute CEO	100%

1 Participants under the 2023 Domtar AIP.

2 Mr. Ragan was part of the Paper Excellence profit sharing plan for 2023 and not included in either the Domtar or Resolute annual bonus plan.

3 Participants under the 2023 Resolute STIP.

Domtar – Annual Incentive Plan (“AIP”):

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

The Fixed measure categories of EBITDA and Health and Safety remain constant from year to year. The Floating or variable measures change periodically based on the more immediate business challenges we expect for a particular year. The measures applicable for our FY2023 program are described below.

Fixed Measures – measured at the Company level

EBITDA. We view EBITDA as a leading indicator of our ability to successfully manage our business. This measure is defined as earnings before interest, taxes, depreciation and amortization, and excluding certain one-time or nonrecurring items as further described in our AIP.

Health and Safety. Providing a safe working environment for our employees is critical to our business and directly correlated with efficient operations and manufacturing excellence. This measure focuses on the degree to which we reduce the number of occurrences that must be reported to the Occupational Safety and Health Agency (“OSHA”).

Floating Measures –

•
Productivity.Increasing our productivity levels is an indicator of the efficiency with which we deploy our assets. This item measures productivity at our pulp, paper and packaging mills relative to the prior year’s performance.

Company incentive plan structure. The measures and weightings for the Company AIPs are indicated below.

•
Company performance measures. Company performance measures stayed consistent with prior years with two fixed measures, EBITDA, weighted at 70% and Health & Safety Lost Time Frequency Rate (“LTFR”), weighted at 10%. The floating measure continued to focus on Productivity, weighted at 20%.

Performance goals and results achieved. The following charts present each KPI, its weighting, the performance goals established at the beginning of 2023, results achieved for each measure, and the related payout earned as a percent of the target award. The Management Board, in exercising its judgment regarding the appropriate level of threshold, target and maximum goals for the 2023 performance measures, considered a number of factors that included the following (without any specific weighting):

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

Each NEO’s performance is considered against key strategic initiatives, operational efficiency, and leadership goals established at the beginning of 2023.

2023 Corporate KPIs	Weight (100%)	2023 Domtar Results	Threshold 30%	Target 100%	Maximum 200%	Payout as % of Target
Company EBITDA[1]	70.0%	$630.0M	$595.0M	$700.0M	$808.0M	37.33%
Health and Safety
Company LTFR	10.0%	0.41	0.43	0.40	0.37	7.67%
Productivity[2]
Paper Mills	10.0%	4,609	4,547	4,687	4,734	8.17%
Pulp Mills (Jan to July with Dryden)	7.0%	4,473	4,328	4,463	4,508	4.74%
Pulp Mills (Aug to Dec without Dryden)	7.0%	3,543	3,472	3,581	3,617	2.75%
Packaging (linerboard)	3.0%	803	1,241	1,276	1,311	0.00%
2023 Percentage of Target Award Payable è						60.66%

1 EBITDA results and performance goals have been adjusted to reflect the sale of the Dryden mill.

2 Productivity for Pulp mill performance goals and results have been adjusted to reflect the sale of the Dryden mill.

Paper Excellence – Short Term Incentive (“STIP”, also referred to as the “PPO”):

The 2023 PPO mimics a profit-sharing plan. The bonus targets for salaried employees are discretionary. The maximum bonus payout is 150% of base salary.

PPO payouts are determined by available bonus budget (% of EBITDA), organization performance/tier, job level, and individual rating and as calculated such as Bonus Payout = Bonus Pool / Sum of (Job Level X Org Performance/Tier X Individual Performance).

The Bonus pool is determined based on the formula (Net Profit – [Capital + Retained Earnings] X 10%) X 10%) with the minimum retained earnings equaling $0. A portion of a prior year’s bonus pool may be reserved to cover years where no bonus pool is achieved based on this formula.

The Organizational Performance/Tier is determined as follows: Each location, including the head office, has an annual balance scorecard completed (“BSC”). There are five tiers determined using an achievement rate (actual vs. target) and based on the

BSC score, each location receives a tier level anywhere from tier 1 (highest) through tier 5 (lowest). These 5 tiers are reviewed, approved, and then given a multiplication factor or associated points.

The job levels (Professional through Executive) and each of the individual performance ratings are given a multiplication factor. Based on these two criteria and the organizational performance, the calculation is done to determine the performance bonus budget vs. total points. This then creates the payout for each individual at their associated job level.

Final review and approvals for all individual bonuses are based on approval by the Shareholder and typically paid in May of the following year.

Resolute – Annual Short-Term Incentive Plan (“STIP”):

The 2023 STIP primarily focused on rewarding individuals for achieving our business objectives while balancing Company return. The STIP is calculated as follows for eligible NEOs:

The individual payout factor is qualitative and is based on the executive’s achievement of goals, exceptional personal or team contribution or results, level of demonstrated effectiveness in the role and remarkable initiatives, subject to the individual performance STIP pool. The individual payout factor can represent a maximum of 30% of an executive’s STIP payout. For the eligible named executive officers and other senior vice presidents, the individual performance STIP pool is the sum of all eligible executives’ base salary, multiplied by the actual achievement of the Company performance metrics, further multiplied by 15%.

For 2023, the total amount payable to the eligible named executive officers and other senior vice presidents, as well as to certain other eligible employees for the portion of their incentive attributable to the achievement of business objectives, is subject to a further limit not exceeding 5% of free cash flow, whether or not performance levels were achieved. For this purpose, free cash flow is defined as net cash provided by operating activities, less asset maintenance capital expenditures, adjusted for special items.

The table below sets forth the performance measures approved by Resolute’s former HRCNG committee for the 2023 STIP that apply to the eligible named executive officers, the associated weight given to each measure and the business objective to which it relates. The eligible named executive officers earned a 2023 award at 63.44% of their annual base salary based on weighted Company performance measures. The STIP payouts were reduced to a 0% payout as a result of the 5% limit on free cash flow in 2023 because the free cash flow generated by the Company was not met.

		Weight (100%)	2023 RFP Results	Threshold 50%	Target 100%	Maximum 150%	Weighted Payout Percentage Before Overall Cap of Free Cash Flow	Weighted Payout Percentage After Overall Cap of Free Cash Flow
Financials	Income from operations	40%	- $27.5M	$195M	$243M	$292M	0%	0%
	SG&A costs	15%	$130M	$138M	$135M	$131M	22.5%	0%
Operations	Productivity average TPD or mmbf/hour basis[1]	10%	78.35%[1]	95% of budget	Budget	102% of budget	7.84%	0%
	Fixed costs[1]	5%	56.42%[1]	+2% of budget	Budget	-3% of budget	2.82%	0%
	Usage of variable components[1]	5%	83.43%[1]	+2% of budget	Budget	-3% of budget	4.17%	0%
ESG	OSHA[2]	10%	102.89%[2]	0.65	0.55	≤ 0.45	10.29%	0%
	Severity[2]	5%	107.29%[2]	20	16	14	5.36%	0%
	Class 1 and 2 environmental incidents – # incidents[2]	5%	59.12%[2]	15	12	≤ 10	2.96%	0%
	GHG Tons of Reduction – Resolute	5%	> 45,000 Tons	15,000	30,000	45,000	7.5%	0%
2023 Percentage of Target Award Payable							63.44%	0%

1 Average of mill payouts for corporate employees.

2 Weighted average of mill payouts for corporate employees.

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
•
Enabling such individuals to participate in the long-term growth and financial success of the Company.

Overall Target awards. Target long-term values for 2023 awards to our NEOs are shown in the following chart:

Name		Target Award as a % of Base Salary
	Position	2022	2023	% Change
Steve Henry[1]	PEO / President, Paper & Packaging	85%	120%	41%
Joe Ragan[2]	CFO	N/A	N/A	N/A
Richard Tremblay[3]	President, Pulp & Tissue	N/D	125%	N/D
John Lafave[3]	SVP, Commercial Pulp & Tissue	N/D	125%	N/D
Hugues Simon[3]	President, Wood Products	N/D	125%	N/D
John D. Williams[4]	Former Domtar CEO	N/A	N/A	N/A
Daniel Buron[1]	Former Domtar CFO	165%	165%	0%
Remi G. Lalonde[3]	Former Resolute CEO	N/D	225%	N/D

1 Participants under Domtar’s LTIP.

2 Mr. Ragan was not eligible for either Domtar or Resolute’s LTIP in 2023.

3 Participants under Resolute’s LTIP and not a Named Executive Officer in 2022.

4 Per his second Amended and Restated Employment Agreement, Mr. Williams does not have an LTIP target % or grant for 2022 and 2023.

Domtar – Long-Term Non-Equity Incentives (“LTIP”):

Award Mix.Domtar’s LTIP for senior executives for 2023continued to use a portfolio approach, as shown below.

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

Approximately 140 of our managers participated in our equity compensation program in 2023. The grants awarded to our managers were generally comprised of RUs and PUs weighted 50% and 50%, respectively.

Additional information regarding the terms of our PU and RU awards is provided in the narrative accompanying the Grants of Plan-Based Awards Table.

Performance Measure Determinations.Performance measures for the Year 1 2023 and Year 2 2022 PUs included Adjusted Cash Flow from Operating Activities and Packaging Sales Volume. The two metrics were weighted at 80% and 20%, respectively. At the beginning of the three-year cycle, goals for Year 1 of the three-year measurement period were set. The following years performance goals will be set in the first quarter of each respective year. Each measurement period is weighted equally at 33.33%.

PU Performance Periods. No PU awards could be earned when performance is below what is deemed to be performance threshold. Awards earned could range from 50% to 200% of target based on performance levels achieved. PUs earned for the performance periods vest in full at the end of the entire three-year period.

The following tables show the Adjusted Cash Flow from Operating Activities and Packaging Sales Volume goals, and the results for the first performance period, or Year 1, of the 2023 and the second performance period, or Year 2, of the 2022 PU awards.

2023 PU Performance Measures

2022 LTIP Grant – Year 2 2023 LTIP Grant -Year 1	Weight	2023 Domtar Results	Threshold	Target	Maximum	Payout as % of Target
	-100%		50%	100%	200%
Adjusted Cash Flow from Operating activities	80%	$673M	$551M	$648M	$745M	100.62%
Packaging Sales Volume (Tons)	20%	Below Threshold	389	432	475	0.00%
2023 Percentage of Target Award Payable è	100.62%

This results in a banked percentage of 33.54% (100.62% x 33.33%) of the overall 2023 LTIP PU Awards. Year 1 results is one-third of the measurement period or 33.33%.

For the 2022 LTIP PU Awards, Year 1 resulted in a banked percentage of 46.67% (140% x 33.33%) and Year 2 results in a banked percentage of 33.54% of the overall 2022 LTIP PU Awards. 2022 LTIP PU results for Year 1 and Year 2 results is two-thirds of the measurement period or 66.66%.

Linear interpolation applied to determine awards earned for results between performance levels of Threshold and Target, and between Target and Maximum.

Paper Excellence– Long-Term Incentive (“LTIP”):

Each year the LTIP will be developed. No individual target percent of base salaries are set. The maximum annual award an individual could receive is 80% of base salary.

In determining the amount payable as the annual LTIP, the Board or its designee may consider any KPI, plan design and administration intended to incentivize an individual to achieve the Company’s annual and long term business plan and objectives; provided, however, that the Board or its designee retains the sole and absolute discretion to determine the amount payable, including a determination to pay no LTIP at all for any particular year, based on the Board’s or its designee’s assessment of what it considers in its sole discretion to be all relevant facts and circumstances. The decision of the Board or its designee shall be final and binding.

Eligibility for any LTIP payment, including for a year already completed, ends on the date an individual gives or receives notice of termination of employment for any reason.

For 2023, no LTIP was issued to Mr. Ragan.

Resolute– Long-Term Equity Incentives (“LTIP”):

The 2023 LTIP grants a mix of performance cash-settled units (PSUs) and restricted cash-settled units (RSUs) on the terms generally described below. Both PSUs and RSUs create a retention incentive for executives with key differences. Each unit, whether it is a PSU or an RSU, has a value equal to a share of Company stock.

• RSUs are earned, pro rata, over a 47-months employment period.

• In contrast, PSUs are earned over a three-year period based on both continued employment and the achievement of certain performance measures. The PSUs are intended to increase the value of the organization by focusing attention on achieving certain performance measures. Depending on the level of performance achievement, NEOs may earn less than the PSUs initially awarded, all PSUs awarded or more than those awarded.

Key Features of the LTIP awards are:

Cash-settled Award Mix: 50% PSUs and 50% RSUs

Grant Date: January 1, 2023

Grant size as a Percentage of salary:

CEO: 225% of base salary

Other NEOs: 125% of base salary

Determination of Number of RSUs and PSUs Awarded:

50% of the dollar value of the equity award divided by the volume weighted average of the highest and lowest prices per share at which Resolute’s common stock was traded on the NYSE on each of the five business days immediately before the grant date, or $21.43

Vesting: PSUs: 38 month vesting period from grant date through February 28, 2026

RSUs: 47 month vesting period with 25% vesting on December 1 of each calendar year after the year of grant

As per the merger agreement, RSUs and PSUs will settle at $20.50/unit and at the target level of performance for the PSUs. Each RSU and PSU will provide a Contingent Value Right, as per the merger agreement.

All of the equity awards contain customary provisions for accelerating vesting upon certain terminations and events, such as death and disability. In all cases, the number of PSUs payable will be determined by actual performance results, subject to an individual maximum stock payout of 200,000 units.

In addition, if a named executive officer retires, the equity awards — both RSUs and PSUs — may continue to vest. This feature is intended to attract and retain management with significant experience and encourage named executive officers to postpone retirement. As a result, if a named executive officer retires at least six months after the grant date, he will be permitted to continue vesting in the award. For this purpose, “retirement” means the named executive officer is at least age 58 with at least two years of service, and the sum of his age and years of service equals or exceeds 62.5. In addition, the named executive officer must not simultaneously receive a severance package.

Employee Benefits and Perquisites

As part of a competitive total compensation program, we also offer our executives the ability to participate in customary employee benefit programs as outlined in the table below.

Domtar – Employee Benefits and Perquisites:

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

– Messrs. Williams and Henry participate in this

     plan.

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

Paper Excellence – Employee Benefits and and Perquisites:

Below outlines the intended benefits available to Mr. Ragan:

•
Employee benefits under the terms of the welfare benefit plans offered to its employees, which may include group health, life and disability coverage. The Company will pay the premiums for the executive’s participation in these plans to the extent provided for in the applicable plan documents, and the executive will be required, in order to participate, to make such elections as are required and to agree to contribute the portion of their coverage that, under the governing plan documents, is the employee's responsibility.
•
Eligible to participate in a 401k savings plan sponsored by the Company after any required waiting period, and subject to the terms and conditions of the governing plan document.
•
During the period prior to eligibility to obtain coverage under a Company sponsored group health plan, the individual may want to continue group health coverage under a prior employer's plan, if such coverage is available, in which case the Company will reimburse for the premiums the individual is required to pay for such coverage. Participation in any of the Company sponsored employee benefit plans will be governed by the applicable plan documents.

Resolute – Employee Benefits and Perquisites:

Designed to give the executive officers flexibility in selecting the perquisites that are suitable to their needs for a given year, provide additional medical coverage and, if applicable, limit the executive’s tax liability to the liability in the executive’s home country. In short, the perquisites are as outlined below. The named executive officers are responsible for any tax consequences related to their use and receipt of the perquisites.

•
A fixed annual allowance intended to cover expenses for fiscal and financial advice, and such other perquisites as chosen by the executive. If an executive is not covered by the Company’s frequent business travelers policy, then the annual allowance may also be used for tax preparation fees. A fixed allowance balances the market practice of providing a certain level of perquisites with controlling costs to ensure the perquisites are not excessive.
•
Comprehensive annual medical examination as well as a medical concierge service to allow for coordination of health needs in the event of medical issues, including while traveling abroad.
•
If any of the named executive officers are subject to taxation in both Canada and the U.S. as a result of their business travel, he is provided a payment under the Company’s tax equalization policy generally equal to the difference between his respective home tax liability and actual taxes paid, as well as a gross-up on that difference.
•
Since 2012, Resolute has not offered any supplemental retirement plan that allows named executive officers to currently accumulate, on a tax-deferred basis, additional retirement income. However, Company contributions are limited in amount and type under the tax-qualified plans and the Company believes named executive officers should receive the benefit of the plans without regard to the limits. Under the DC Make-Up Program, the Company pays named executive officers a cash payment equal to the Company contributions prescribed under the applicable tax-qualified plan formulas that exceed statutory limits. In addition, Canadian named executive officers receive a cash payment equal to the employer contribution they would have received on their annual incentive awards as if the broad-based plan had provided an employer contribution on these awards. The named executive officers pay tax on the cash payment and no gross-up or other earnings are provided on these payments.

Employment Agreements and Other Post-Termination Protections

The material terms of the employment contracts stated below and benefits provided under the named severance plans are described and quantified in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control” later in this statement.

On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. In this agreement, a Severance Pay clause included which provides that, should the Company terminate his employment for reasons other than "for Cause", Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation; provided, however, that the maximum severance pay benefit payable shall not exceed 12 month's base pay. To be eligible for the aforementioned severance pay, Mr. Ragan must execute, and not thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company. In addition, Mr. Ragan may resign for "Good Reason" and his resignation and termination of employment will be treated for purposes of his entitlement to severance pay as though he had been terminated by the Company other than for Cause.

In mid-2013, Domtar entered into an amended and restated employment agreement with Mr. Williams. Effective November 30, 2021, a second amended and restated agreement was entered in place of the 2013 agreement. Under the terms of Mr. Williams’ new employment agreement, Mr. Williams was entitled to a Change in Control bonus equal to the amount of $5,270,000 that has been paid in full of three equal installments on each of the following dates: November 30, 2021, November 30, 2022 and the Term End Date (June 30, 2023). Mr. Williams was also entitled to a Service-based LTI bonus equal to the amount of $1,500,000 that has been paid in full of three equal installments on each of the following dates: March 30, 2022, March 30, 2023, and the Term End Date (June 30, 2023). In addition, he is entitled to a Performance-Based LTI bonus, subject to achievement of 1). CEO KPIs with a potential value of $1,500,000 and 2.) Successor KPIs with a potential value of $175,000, to be paid in the relevant years (2024, 2025 and 2026). The CEO KPI portion of his Performance-Based LTI bonus has been completed with a total earned amount of $975,000 and will be paid in equal installments on each of the following dates: October 30, 2024, October 30, 2025 and October 30, 2026. The terms of Mr. Williams’ second amended and restated employment agreement ended on June 30, 2023. On March 15, 2023, Mr. Williams entered into a new Senior Advisor Services Agreement with the purpose to document the mutual agreement about his continued employment following June 30, 2023 as a Senior Advisor to Jackson Wijaya, the founder of Paper Excellence, effective July 1, 2023. The term of employment under this new 2023 Agreement shall be for the three-year period beginning on July 1, 2023 and ending on June 30, 2026.

On January 16, 2022, Mr. Buron entered into a fixed term employment contract, from January 17, 2021 to March 1, 2024. Under the contract, Domtar agreed to pay Mr. Buron a final gross sum of US$2,501,112, less statutory tax withholdings, which has been paid in two equal installments as of January 16, 2022 and November 30, 2022, respectively. On April 17, 2023, Mr. Buron’s 2022 Employment Agreement was amended to reflect updated agreements between both parties.

On March 13, 2023, following the merger with Paper Excellence Group, Messrs. Tremblay, Lafave and Simon agreed to the terms and conditions of their continued employment including a retention bonus agreement. As a reward for their contribution to the Company’s success and to provide an incentive for them to remain with the Company (or its successor) following the Merger Effective Date or March 1, 2023, they will be eligible to receive a retention bonus, equal to 50% of their respective base salary for each of the next two years. The first-year retention bonus will vest on the first anniversary of the Merger Effective Date or March 1, 2024, and the second-year retention bonus vested on the second anniversary of the Merger Effective Date or March 1, 2025, provided that they are employed by the Company as of such dates. Also, as of the merger effective date, they will continue to benefit to all the rights and remain subject to all the obligations under the 2022 letter agreement between them and Resolute amending certain changes to the terms and conditions of their entitlements under Resolute’s Severance Policy – Chief Executive Officer and Direct Reports (“CEO/DR Severance Policy”). This CEO/DR Severance Policy became effective once the transactions contemplated by the Merger Agreement were completed and following the closing in accordance with the terms of the Merger Agreement, as it relates to a change in control.

Effective July 1, 2023, Mr. Henry entered into an employment agreement with Paper Excellence for his position of President, Paper & Packaging. Under this agreement, participation in a special retention incentive and clawback agreement was offered to Mr. Henry for him to stay with Paper Excellence Group for five years. The incentive will consist of dollar-for-dollar matching contributions/deferrals (up to $200K/year) that he makes to a deferred compensation plan. The accumulated Company contribution(s) will cliff vest on the fifth anniversary of his promotion to President, Paper & Packaging (i.e. July 1, 2028). Should he leave Paper Excellence Group before the fifth anniversary, Mr. Henry would forfeit the Company match as well as pay a penalty equal to 10% per annum on the Company match. Details of this agreement are still being finalized and have not gone into effect.

Members of Domtar’s Management Committee (other than Messrs. Williams and Buron, whose severance is governed by their respective employment agreements) are eligible to participate in Domtar’s Severance Program for Management Committee Members, which is a severance program intended to assure that members are treated fairly in the event their employment is terminated.

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

Related Policies and Considerations

Domtar – Related Policies and Considerations

Forfeiture of Awards for Misconduct (“Clawback”)

If a participant in the Long-Term Incentive Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards in the 12 months prior to the date the misleading financial statements were issued, as well as any awards that vested based on the misleading financial statements, will be disgorged to the Corporation. In addition, the Corporation may cancel or reduce, or require a participant to forfeit and disgorge to the Corporation or reimburse the Corporation for, any awards granted or vested, and bonus granted or paid, and any gains earned or accrued, due to the vesting or settlement of awards, to the extent permitted or required by, or pursuant to any Corporation policy implemented as required by, applicable law or regulation rules as may from time to time be in effect.

Timing of Long-Term Incentive Grants

The Corporation’s practice is to make all annual long-term award grants once per year.

Resolute – Related Policies and Considerations

Recoupment Policy

The Company has maintained a recoupment policy since 2013, which applies to the named executive officers and all other current and former Section 16 officers of the Company. In general, excess incentive and/or equity compensation is subject to recoupment if the Company is required to restate its financial statements due to material noncompliance with a financial reporting requirement, whether or not as a result of misconduct by one or more officers covered by the policy. The Company’s recoupment policy applies a look back to recoup such compensation received during the three-year period before the date on which the Company is required to prepare a restatement. The Company also has discretion to recoup incentive and/or equity compensation paid to an officer who engages in misconduct in the performance of his or her duties, regardless of whether the misconduct involves a restatement of its financial statements. The Company has the discretion to make all determinations under the policy

Anti-Hedging and Anti-Pledging Policy

The Company has adopted a policy prohibiting directors, officers and employees holding a title or function of vice president and higher from engaging in hedging, pledging, short selling or monetization of the Company’s securities.

Risk Assessment of Compensation Programs, Policies and Practices

Periodically, the Corporation conducts an assessment of its compensation programs, policies and practices for all employees, including the Named Executive Officers, relative to risk to determine whether they create a reasonable likelihood of a material adverse effect on the Corporation. The Corporation did not conduct an assessment during 2023 as a result of the Resolute transaction and the other significant changes in management. It intends to conduct an assessment in 2024. Based on the Corporation’s most recent assessment (in 2022), which also considered the control environment and approval processes in place, the Corporation concluded that for Domtar, its compensation programs, policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Corporation. Based on Resolute’s most recent assessment (in 2022), the former Board and Hugessen Consulting also determined that they believe that the design of their compensation policies and practices encourages employees to remain focused on both our short-term and long-term goals, and the compensation programs are not reasonably likely to have a material adverse effect on the Company.

Board of Directors Report

We have reviewed and discussed the foregoing Part III Item 10 and Item 11 with management as required by Item 402(b) of Regulation S-K. We approve of the inclusion of Part III Item 10 and Item 11in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Report submitted as of March 1, 2024 by:

THE BOARD OF DIRECTORS OF DOMTAR CORPORATION:

Tom Shih

Hardi Wardhana

EXECUTIVE COMPENSATION

Summary Compensation Table and Narrative Disclosure

The table and footnotes below describe the total compensation paid or awarded to or earned by the Corporation’s Named Executive Officers (“NEOs”).

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	Stock Awards(4)	Non-Equity Incentive Plan Compen- sation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compen- sation(7)	Total
		($)	($)	($)	($)	($)	($)	($)
Steve Henry PEO) / President, Paper & Packaging	2023	548,077	300,000	N/A	628,395	N/A	117,904	1,594,376
	2022	384,135	250,000	N/A	585,596	N/A	112,942	1,332,673

Joe Ragan CFO	2023	940,040	N/A	N/A	-	N/A	78,324	1,018,364

Richard Tremblay President, Pulp and Tissue	2023	402,197	-	492,676	-	N/A	367,296	1,262,169

John Lafave SVP, Commercial Pulp and Tissue	2023	336,313	-	410,427	-	N/A	91,678	838,418

Hugues Simon President, Wood Products	2023	453,152	-	551,437	-	N/A	118,581	1,123,170

John D. Williams Former CEO	2023	1,591,781	1,756,667	N/A	861,461	–	403,462	4,613,371
	2022	1,213,800	1,756,667	N/A	2,813,204	–	593,295	6,376,966
	2021	1,213,800	1,756,667	4,136,690	4,018,377	–	406,575	11,532,109
Daniel Buron Former CFO	2023	681,520	340,760	N/A	1,307,349	225,480	184,442	2,739,551
	2022	681,520	2,841,872	N/A	1,673,813	–	201,562	5,398,767
	2021	661,670	-	1,144,853	982,086	–	133,928	2,922,537
Remi G. Lalonde Former CEO	2023	485,945	-	1,601,807	-	N/A	4,577,182	6,664,934

(1) Executives that were not NEOs in 2021 or 2022 will not reflect compensation information in the respective years in the SCT.

(2) Mr. Henry includes salary amounts from his respective role prior to his promotion to President, Paper & Packaging in July 2023. Mr. Williams salary amounts include additional pay after

June 30, 2023, for his part-time role of non-executive Chairman of the Management Board.

(3) This column reflects the 2023 final payout of Mr. Williams Change in Control bonus; and retention bonuses for Messrs. Henry and Buron.

(4) Domtar: This column is no longer relevant for Messrs. Henry, Williams and Buron since we are a private company and no longer have common stock associated with it.

Resolute: The RSUs and PSUs awarded in 2023 will have the same cash value. As per the merger agreement RSUs and PSUs had a grant share price of $21.43/unit. The value for each award for Messrs. Tremblay, Lafave, Simon and Lalonde is $246,338, $205,214, $275,718 and $800,903, respectively.

(5) This column represents:

1.
The actual cash bonuses earned under Domtar’s Annual Incentive Plan based on the 2023 performance level achieved, which will be paid in March 2024. The amount to be paid to Messrs. Henry, Williams and Buron is $291,168, $861,461, and $367,935, respectively. There was $0 payout for the executives on the Resolute 2023 STIP. Mr. Ragan was not eligible for the Domtar AIP in 2023. See “Performance-Based Annual Bonuses” for a discussion of the target performance levels.
2.
Per Mr. Williams employment agreement with Paper Excellence, his long-term incentive bonus has a maximum value of $3,175,000, consisting of serviced-based and performance-based non-equity components. This Long-Term Incentive Bonus is in lieu of any other payment or benefit under any current or future long-term incentive plan of the Company and paid upon the terms of the agreement. For 2021, the value of the service-based portion included is $1,500,000 and the banked value of the performance-based portion is $150,000, plus his 2021 Annual Incentive Plan payout of $2,368,377. For 2022, the banked value of the performance-based portion included is $825,000 plus his 2022 Annual Incentive Plan payout of $1,988,204. For 2023, the banked value of the performance-based portion included is $0.
3.
Domtar: The actual cash value of the RUs awarded in 2023 and the value of the PUs awarded in 2023 achieved in Year 1 and awarded in 2022 achieved in Year 2 of the 3- Year performance measurement period that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2025 and March 2026 respectively. For RUs, the amount to be paid to Messrs. Henry and Buron is $212,500 and $562,254. For PUs, the 2023 Year 1 banked amount of 33.54% to be paid to Messrs. Henry and Buron is $71,273 and $188,580. For 2022 Year 2, banked amount of 33.54% to be paid to Messrs. Henry and Buron is $53,454 and $188,580.

(6) This column represents the actuarial increase in the applicable year in the pension value of the defined benefit retirement plans in which each eligible NEO participates. Domtar does not pay above market rates or preferential rates under its nonqualified deferred compensation plans. The actuarial present value of Messrs. Williams and Buron’s accumulated benefits under the defined benefit retirement plans decreased in 2021 by $1,264,047 and $223,047. The actuarial present value of Messrs. Williams and Buron decreased in 2022 by $578,866 and $986,120. The actuarial present value of Messrs. Williams’ accumulated benefits under the defined benefit retirement plans decreased in 2023 by $124,720. As a result, consistent with SEC rules, a zero is reflected in this column for 2021, 2022 and 2023. Messrs. Henry, Ragan, Tremblay, Lafave, Simon and Lalonde do not participate in a defined benefit retirement plan. As a result, N/A is reflected for them.

(7) Amounts shown in the “All Other Compensation” column include the following (for 2023 only):

Name	Annual Allowance(a)	Corporation Contributions to Defined Contribution Plans(b)	Corporation Paid Medical Exams	Personal Use of Corporate Transpor-tation(c)	Corporation Paid Insurance Premiums(d)	Medysis Concierge	Financial Counseling	Tax Equali-zation(e)	Professional/Club Membership	Severance (f)	Relo- cation (g)	Total
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
Steve Henry	-	98,992	4,000	-	14,260	-	652	-	-	-	-	117,904
Joe Ragan	-	-	-	-	-	-	-	-	-	-	78,324	78,324
Richard Tremblay	12,000	89,274	3,586	2,770	14,320	1,117	-	244,229	-	-	-	367,296
John Lafave	8,934	71,538	1,210	2,770	5,463	1,117	-	-	645	-	-	91,678
Hugues Simon	8,892	97,514	1,126	2,770	6,516	1,117	-	-	645	-	-	118,581
John D. Williams	-	301,121	-	56,332	31,204	-	3,500	-	11,305	-	-	403,462
Daniel Buron	-	169,086	1,278	616	9,588	-	2,982	-	892	-	-	184,442
Remi G. Lalonde	37,225	134,764	1,126	2,770	9,148	1,117	-	-	645	4,390,387	-	4,577,182
For purposes of this table, amounts paid in Canadian dollars were converted to U.S. dollars at the average prevailing spot exchange rate during 2023 (0.7410).

(a) At Resolute, an annual lump sum allowance is given to covering personal transportation, fiscal/financial advice, etc.

(b) Domtar: Company contributions were made to the Domtar U.S. Salaried 401(k) plan for Messrs. Henry ($36,300) and Mr. Williams ($37,950), to the Domtar Pension Plan for

Non-Negotiated Employees for Mr. Buron ($11,693), and to the DC SERP for Designated Executives of Domtar for Messrs. Henry ($62,692), Williams ($263,171) and Buron ($157,393).

Resolute: Reflects basic contributions to the Canadian defined contribution plan for Messrs. Lalonde ($12,877), Lafave ($12,786) and Simon ($12,759) and basic contributions to the

US savings plan for Mr. Tremblay ($34,650). Also, it reflects contributions made under the DC Make-Up Program to Messrs. Lalonde ($121,887), Lafave ($58,752), Simon ($84,755)

and Tremblay ($54,624).

(c) Per his employment agreement, as amended, Mr. Williams is entitled to 36 hours per year of personal use of corporate aircraft. The amount for Mr. Williams includes personal use of corporate aircraft ($30,762) and automobile ($25,570). Corporate aircraft charges are based on the incremental cost to Domtar. For Messrs. Tremblay, Lafave, Simon, Buron and Lalonde, the amount represents the cost of Company-paid parking.

(d) Represents the cost of Company-paid health, welfare, disability, life, and accidental death and dismemberment insurance.

(e) For Mr. Tremblay, this represents a payment under the Resolute’s Tax Equalization Policy, in respect of his total compensation, which was subject to taxation in the U.S. and Canada.

(f) Represents amount disclosed in the 8K that was filed pursuant to the separation agreement in place for Mr. Lalonde.

(g) Mr. Ragan received relocation reimbursement due to his move to the Fort Mill Corporate Center location in 2023.

Grants of Plan-Based Awards Table

During 2023, the NEOs received the following types of plan-based awards: –

Domtar - Messrs. Henry, Williams and Buron

Annual Incentive Plan – Domtar’s AIP is an incentive plan based on achieving pre-established annual targets. For 2023, the award under the AIP was payable in cash.

For each plan year, a specified percentage of each bonus award is based upon the performance objectives for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework to a NEO for any plan year is $5 million. The Board may, in its sole discretion, reduce or eliminate the amount otherwise payable to a participant under the AIP. There is no payment under the plan for performance that does not meet the threshold level. The actual amount paid under the AIP for 2023 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Plan – The following non-equity awards were granted to current NEOs in 2023 as units under the Long-Term Incentive Plan:

RUs – RUs or serviced-based awards were granted on January 1, 2023 under Domtar’s Long-Term Incentive Plan to the NEOs.

PUs – PUs or performance-based awards were granted on January 1, 2023 under Domtar’s Long-Term Incentive Plan to the NEOs.

Resolute – Messrs. Tremblay, Lafave, Simon and Lalonde

Annual Short-Term Incentive Plan – Resolute’s STIP is an incentive plan based on achieving pre-established annual targets. For 2023, the award under the STIP was payable in cash.

For each plan year, a specified percentage of each bonus award is based upon the performance objectives for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework to a NEO for any plan year is 150%. For 2023, the amount payable to the NEO is further limited to 5% free cash flow, which could reduce the payout on STIP awards despite achievement of the applicable performance measures. The Company may, in its sole discretion, reduce or eliminate the amount otherwise payable to a participant under the STIP. There is no payment under the plan for performance that does not meet the threshold level. The actual amount paid under the STIP for 2023 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Plan – The following awards were granted to current NEOs in 2023 as units under the Long-Term Incentive Plan:

RSUs – RSUs or serviced-based awards were granted on January 1, 2023 under Resolute’s Long-Term Incentive Plan to the NEOs.

PUs – PSUs or performance-based awards were granted on January 1, 2023 under Resolute’s Long-Term Incentive Plan to the NEOs.

Name	Grant Type		Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units(4)	Grant Date Fair Value of Stock and Option Awards(5)
		# of Units Awarded		Threshold	Target	Max	Threshold	Target	Max
				$	$	$	#	#	#		$
Steve Henry	AIP	-	-	144,000	480,000	960,000	-	-	-	-	-
	RUs	212,500	1/1/23	-	212,500	-	-	-	-	-	-
	PUs	212,500	1/1/23	106,250	212,500	425,000	-	-	-	-	-
Joe Ragan (1)	AIP	-	-	N/A	N/A	N/A	-	-	-	-	-
	RUs	N/A	N/A	-	N/A	-	-	-	-	-	-
	PUs	N/A	N/A	N/A	N/A	N/A	-	-	-	-	-
Richard Tremblay	STIP	-	-	170,934	402,197	693,790	-	-	-	-	-
	RSUs	11,495	1/1/23	-	-	-	-	-	-	11,495	246,338
	PSUs	11,495	1/1/23	-	-	-	-	11,495	-	-	246,338
John Lafave	STIP	-	-	142,933	336,313	580,140	-	-	-	-	-
	RSUs	9,576	1/1/23	-	-	-	-	-	-	9,576	205,214
	PSUs	9,576	1/1/23	-	-	-	-	9,576	-	-	205,214
Hugues Simon	STIP	-	-	192,590	453,152	781,687	-	-	-	-	-
	RSUs	12,866	1/1/23	-	-	-	-	-	-	12,866	275,718
	PSUs	12,866	1/1/23	-	-	-	-	12,866	-	-	275,718
John D. Williams (1)	AIP	-	-	426,044	1,420,146	2,840,292	-	-	-	-	-
	RUs	N/A	N/A	-	N/A	-	-	-	-	-	-
	PUs	N/A	N/A	N/A	N/A	N/A	-	-	-	-	-
Daniel Buron	AIP	-	-	181,966	606,553	1,213,106	-	-	-	-	-
	RUs	562,254	1/1/23	-	562,254	-	-	-	-	-	-
	PUs	562,254	1/1/23	281,127	562,254	1,124,508	-	-	-	-	-
Remi G. Lalonde	STIP	-	-	206,527	485,945	838,255	-	-	-	-	-
	RSUs	37,373	1/1/23	-	-	-	-	-	-	37,373	800,903
	PSUs	37,373	1/1/23	-	-	-	-	37,373	-	-	800,903

(1)
Mr. Ragan was also not eligible to participate in either Domtar or Resolute’s short or long-term plans in 2023. Per Mr. Williams employment agreement with Paper Excellence, there were no 2022 or 2023 awards granted under Domtar’s LTIP.
(2)
These columns consist of non-equity incentive awards under Domtar’s AIP, Resolute’s STIP and Domtar’s LTIP for 2023:
a.
Domtar (Messrs. Henry and Buron): For the AIP and PUs, the “Threshold” column represents the minimum amount payable when threshold performance is met. The “Target” column represents the amount payable if the specified performance targets are reached. The “Maximum” column represents the maximum payment possible under the plan.
b.
Domtar and Resolute: RUs are service-based and do not have specified performance targets associated with them.
c.
Resolute: For STIP, the amounts shown in these columns represent the “Threshold,” “Target” and “Maximum” payout potential under the 2023 STIP before application of the aggregate payout limit of 5% of free cash flow, which could reduce the payout on STIP awards despite achievement of the applicable performance measures. Amounts earned by the named executive officers under the 2023 STIP are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(3)
Domtar: These columns are no longer relevant since Domtar is a private company and no longer has common stock associated with it.

Resolute: Amounts shown in these columns represent the number of shares of Company stock that will vest pursuant to the 2023 PSU award. As per the merger agreement these will settle using the target level of performance. There is no “Threshold” or “Maximum” payout for the 2023 PSU.

(4)
Domtar: These columns are no longer relevant since Domtar is a private company and no longer has common stock associated with it.

Resolute: Amounts shown in these columns represent the number of RSUs awarded in 2023. There is no “Threshold” or “Maximum” payout for the 2023 RSU.

(5)
Domtar: This column is no longer relevant since Domtar is a private company and no longer has common stock associated with it.

Resolute: Amounts shown in these columns represent the number of PSUs and RSUs that will vest pursuant to the 2023 grant. As per the merger agreement, they were granted at $21.43/unit and will settle at $20.50/unit.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning outstanding equity awards for each NEO at the end of fiscal year 2023. Amounts in the table are based on the respective information for each Company as outlined below.

Domtar - Messrs. Henry, Williams and Buron

Due to the acquisition by Paper Excellence in 2021, all outstanding equity awards at that time were settled and paid in cash on December 13, 2021. LTIP grants since 2022 are considered non-equity awards as there is no common stock.

Resolute – Messrs. Tremblay, Lafave, Simon and Lalonde

As per the merger agreement with Paper Excellence, the 2023 Grant RSUs and PSUs awards will settle at $20.50/unit, using target level of performance for the PSUs, in accordance with the award. The RSUs have a 47-month vesting period with 25% vesting on December 1 of each calendar year. All the equity awards contain customary provisions for vesting upon certain terminations and events. For more details, reference the section earlier named “Resolute - Long-Term Equity Incentive”.

Number of Shares or Units of Stock That Have Not Vested (#) – This column represents RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2023.

Value of Shares or Units of Stock That Have Not Vested ($) – This column represents the value of RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2023.

Name	Option Awards (1)				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)		(#)	($)	(#)	($)
Richard Tremblay	-	-	-	-	20,116	412,383	-	-
John Lafave	-	-	-	-	16,758	343,539	-	-
Hugues Simon	-	-	-	-	22,516	461,568	-	-
Remi G. Lalonde(3)	-	-	-	-	65,403	1,340,756	-	-

(1)
There were no outstanding Option Awards for Resolute participants.
(2)
Includes earned, but unvested RSUs granted 1/1/23 that vest on 12/1/24, 12/1/25 and 12/1/26 of each calendar year, subject to continued employment, and represents 75% of the total award. Includes earned but unvested PSUs granted 1/1/23 that will vest on 2/28/26 at target performance, subject to continued employment. 2023 awards are stated in the “Grants of Plan-Based Awards” table.
(3)
As per Mr. Lalonde’s agreement, all outstanding RSU and PSUs are vested but will settle in accordance with the award.

Option Exercises and Stock Vested Table

Domtar - Messrs. Henry, Williams and Buron

Due to the acquisition by Paper Excellence in 2021 and the payout of all outstanding equity awards and options at that time, there will no longer be any options or stock awarded due to the Corporations private company status.

Resolute - Messrs. Messrs. Tremblay, Lafave, Simon and Lalonde

Effective as of immediately prior to March 1, 2023, all then-outstanding Company RSUs and PSUs (whether vested or unvested and including any corresponding dividend equivalents), were automatically canceled and each such Company RSU and PSU shall be converted into the right to receive from the Surviving Corporation (i) an amount of cash, without interest and subject to any applicable Tax withholding, equal to the product of (A) the total number of shares of Company Common Stock then underlying such Company RSU and PSU multiplied by (B) $20.50 and (ii) one Contingent Value Right for each share of Company Common Stock subject to such Company RSU and PSU.

The 2023 RSUs which were granted on January 1, 2023, have a 47-month vesting period with 25% vesting on December 1 of each calendar year.

Name	Acceleration Equity and Option Awards				2023 Annual Equity Award			Aggregate
	Number of shares acquired on vesting (1)	Value realized on vesting (2)	Options realized value (3)	CVR (4)	Number of shares acquired on vesting (5)	Value realized on vesting (6)	CVR (4)	Number of shares acquired on vesting in 2023	Value realized on vesting in 2023
	(#)	(#)	($)		(#)	($)		(#)	($)
Richard Tremblay	244,037	5,002,759	-	244,037	2,874	58,917	2,874	246,911	5,061,676
John Lafave	208,287	4,269,884	98,344	228,606	2,394	49,077	2,394	210,681	4,417,304
Hugues Simon	129,041	2,645,341	-	129,041	3,217	65,949	3,217	132,258	2,711,289
Remi G. Lalonde	523,446	10,730,643	23,634	528,329	9,343	191,532	9,343	532,789	10,945,808
(1)
All RSU and PSUs granted prior to 1/1/23 that were accelerated.
(2)
All RSU and PSUs granted prior to 1/1/23 were accelerated at the price of $20.50/unit.
(3)
All options granted prior to 1/1/23 that were accelerated at the price of $20.50/unit
(4)
Each holder of a Contingent Value Right shall have the right to receive the payments set forth in the merger agreement.
(5)
25% of the 2023 RSUs were vested and settled on 12/1/2023.
(6)
25% of the 2023 RSUs were vested and settled at the settlement price of $20.50/unit.

Domtar Pension Benefits (Messrs. Williams and Buron)

The following table and narrative provide information on the defined benefit retirement plans in which the NEOs participate. The table illustrates the actuarial present value as of December 31, 2023 of benefits accumulated by the NEOs under Domtar’s defined benefit pension plans and arrangements using the methodology required by the SEC pursuant to the U.S. Accounting Standards at the earliest unreduced retirement age under the plan.

Messrs. Henry, Ragan, Tremblay, Lafave, Simon and Lalonde do not participate in a defined benefit retirement plan, therefore this section is not applicable for these individuals.

Name	Plan Name (5)	Number of Years Credited Service (#)	Present Value of Accumulated Benefits(1) ($)	Payments During Last Fiscal Year ($)
John D. Williams(3) (6) (7)	DB SERP for Management Committee Members of Domtar	15.50(2)	157,499	–
Daniel Buron(3)	Supplementary Pension Plan for Designated Managers of Domtar Inc.	3.92	913,625	–
	DB SERP for Management Committee Members of Domtar	19.67(4)	2,113,292	–

(1) The Present Value of Accumulated Benefits has been calculated on the following basis:

(a) For Mr. Williams: Best average earnings and credited service as of June 30, 2023 (see note 7).

For Mr. Buron: Best average earnings and credited service as of December 31, 2023.

(b) For Mr. Williams: Retirement is assumed on June 30, 2023 (see note 7)

For Mr. Buron: Retirement is assumed to occur at age 60 or actual age if above, the earliest age that qualifies for an unreduced pension under the DB SERP.

(c) Assumptions used correspond to those used for the purposes of determining the accrued benefit obligations of the defined benefit plans as of December 31, 2023 for the financial statements of the Corporation (namely, a discount rate of 4.63% for Mr. Buron, and a rate of accumulation from June 30 to December 31 of 4.30% for Mr. Williams’ frozen benefits (see note7). No mortality or termination of employment assumption before retirement was used for Mr. Buron.

(2) Mr. Williams has an agreement whereby two additional months per year of credited service are recognized in the DB SERP (up to a maximum of 12 months). As of December 31,

2023, Mr. Williams has received 12 months of additional service. This was implemented to compensate Mr. Williams for pension arrangements Mr. Williams had with his previous employer.

(3) For purposes of this table, converted to U.S. dollars at the average prevailing spot exchange rate during 2023 (0.7410).

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

(5) Effective December 9, 2020, the DB SERP is closed to new membership.

(6) Effective June 30, 2023, Mr. Williams transitioned into a special advisor role and the benefits under the DB SERP for Management Committee Members of Domtar have been frozen as if he had experienced a normal retirement on that date

(7) Effective June 30, 2023, Mr. Williams’ benefits under the DB SERP for Management Committee Members of Domtar have been frozen and are now accumulated with interest up until his termination of employment.

DB SERP for Management Committee Members of Domtar (“DB SERP”). The former CFO, Mr. Buron, participated in the DB SERP, a defined benefit plan. The annual pension payable is equal to 2% of the best average earnings during any consecutive 60 months in the last 120 months for each year of credited service as a member of the Management Committee, less an offset based on entitlements from other pension plans of the Corporation (generally based on the assumption that maximum contributions have been made to tax-qualified plans in which the executive is eligible to participate). Earnings include base salary and annual cash bonuses (up to the lesser of 50% of previous year’s salary or 100% of target bonus). Effective December 9, 2020, the DB SERP is closed to new membership; however, NEOs participating in the DB SERP on or prior to that date continued to accumulate benefits in accordance with its provisions.

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

The former CEO, Mr. Williams, participated in the DB SERP until June 30, 2023 and his benefits in the plan were frozen as of that date and are now accumulated at an annual interest rate of 4.30% up until his termination of employment.

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

The Corporation cautions that, except for Mr. Williams for whom the benefits have been frozen on June 30, 2023 and are now accumulated with interest up until his termination of employment, the values reported in the Present Value of Accumulated Benefit column are theoretical and are calculated pursuant to SEC requirements. The change in pension value from year to year is subject to market volatility and does not represent the value that a named executive officer actually accrues under the Corporation’s retirement plans during any given year nor what he will receive at retirement, termination or death.

Nonqualified Deferred Compensation

The following table and narrative provide information on the nonqualified deferred compensation plans in which our NEOs participate. The table shows the 2022 account activity for each NEO and includes each executive’s contributions, Company contributions, earnings, distributions and the aggregate balance of his total deferral account as of December 31, 2023. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Corporation and predecessor companies over the career of each executive.

Name	Plan Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(3)
		($)	($)	($)	($)	($)
Steve Henry	DC SERP	–	$62,692	$33,345	–	$322,849
John D. Williams (4) (5)	DC SERP	–	$263,171	$705,142	–	$6,338,557
Daniel Buron(2)	DC SERP	–	$157,393	$146,196	–	$2,707,309

(1) The amounts with respect to the DC SERP are included in the “All Other Compensation” column of the “Summary Compensation Table”.

(2) DC SERP amounts are converted in U.S. dollars at the average prevailing spot exchange rate during 2023 (0.7410).

(3) The following amounts were reported in the Corporation’s Summary Compensation Table for the prior years:

- Mr. Williams, $376,875 of the amounts with respect to the DC SERP

- Mr. Buron, $169,499 of the amounts with respect to the DC SERP

- Mr. Henry, $47,436 of the amounts with respect to the DC SERP

(4) Effective June 30, 2023, Mr. Williams transitioned into a special advisor role and the benefits under the DC SERP have been frozen as if he had experienced a normal retirement on that date.

(5) Effective June 30, 2023, Mr. Williams’ benefits under the DC SERP have been frozen and are now accumulated with notional investment earnings up until his termination of employment.

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

Resolute Pension Benefits (Messrs. Tremblay, Lafave, Simon and Lalonde)

Messrs. Henry, Ragan, Williams and Buron do not participate in the Resolute pension benefit plans, therefore this section is not applicable for these individuals.

Retirement Plans and DC Make-Up Program

For 2023, the named executive officers earned retirement benefits only under a tax-qualified retirement plan, subject to either Canadian or U.S. law. The tax-qualified retirement plans are offered to all eligible employees (not just named executive officers).

Since 2012, Resolute has not offered any supplemental retirement plan that allows named executive officers to currently accumulate, on a tax-deferred basis, additional retirement income. However, Resolute contributions are limited in amount and type under the tax-qualified plans and believes named executive officers should receive the benefit of the plans without regard to the limits. For simplified administration, since 2012, under the DC Make-Up Program, Resolute pays named executive officers a cash payment equal to the Company contributions prescribed under the applicable tax-qualified plan formulas that exceed statutory limits. In addition, Canadian named executive officers receive a cash payment equal to the employer contribution they would have received on their annual incentive awards as if the broad-based plan had provided an employer contribution on these awards. The DC Make-Up Program does not allow named executive officers to accumulate earnings on a deferred basis. The named executive officers pay tax on the cash payment and no gross-up or other earnings are provided on these payments. When combined with the Company contributions received under the tax-qualified plans, Messrs. Lalonde, Lafave and Simon each received an aggregate 2023 defined contribution program benefit totaling 10% of their compensation. Mr. Tremblay received an aggregate 2023 defined contribution program benefit totaling 9.5% of his compensation.

Employment Agreements and Potential Payments upon Termination or a Change in Control

Severance Benefits

Mr. Ragan. On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. In this agreement a Severance Pay clause was confirmed should the Company terminate his employment for reasons other than "for Cause". Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation; provided, however, that the maximum severance pay benefit payable shall not exceed 12 month's base pay. To be eligible for the aforementioned severance pay, Mr. Ragan must execute, and not, thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company. In addition, Mr. Ragan may resign for ”Good Reason" and his resignation and termination of employment will be treated for purposes of his entitlement to severance pay as though he had been terminated by the Company other than for Cause.

Mr. Williams. The terms of Mr. Williams’ second amended and restated employment agreement, signed on November 18, 2021, ended on June 30, 2023. Upon a termination of Mr. Williams’ employment as a result of the Term End Date, he shall be entitled to: any owed reimbursement of health coverage premiums for 24 months following the Term End Date (or, if earlier, the date on which the

Executive obtains coverage from another employer); and earn any unearned Performance-Based LTIP, subject to achievement of the CEO KPI in respect of fiscal year 2023 and applicable Successor KPIs.

On March 15, 2023, Mr. Williams entered into a new Senior Advisor Services Agreement with the purpose to document the mutual agreement about his continued employment with Paper Excellence following June 30, 2023 as a Senior Advisor to Jackson Wijaya, the founder of Paper Excellence, effective July 1, 2023. The term of employment under this new 2023 Agreement shall be for the three-year period beginning on July 1, 2023 and ending on June 30, 2026. Both Mr. Williams and the Company may choose to terminate his employment at any earlier time, for any or no reason and with or without Cause, upon three months’ prior written notice. During the Notice Period, Mr. Williams will continue to receive his base salary and any additional compensation and benefits associated with his employment to which he is legally entitled.

Mr. Buron. On January 16, 2022, Domtar entered into a fixed term employment contract with Mr. Buron. Upon a termination of employment on the Term End Date, March 1, 2024, which shall be deemed a retirement under the Company’s plans, policies and programs, Mr. Buron (or his estate) will receive the following payments and benefits: any unpaid base salary and any other earned but unpaid compensation with respect to the period prior to the effective date of termination; a prorated bonus under the Annual Incentive Plan for the year in which the Term End Date occurs if Mr. Buron had continued in employment based on achievement of the applicable performance criteria for such year; any unvested Restricted Units prorated based on the number of days elapsed from the respective grant date through the Term End Date; any unvested Performance Units prorated based on the number of days elapsed from the commencement of the respective performance period through the Term End Date, subject to the achievement of the performance goals; and coverage under the Company’s medical and dental insurance policies for 24 months after the Term End Date at no cost to Mr. Buron.

Mr. Lalonde. Severance protection for Mr. Lalonde is provided in his individual employment agreement and related documents and, in the case of a termination with a change in control, a separate change in control agreement. The material terms of the severance provisions of Mr. Lalonde’s employment and change in control agreements are as follows:

•
Severance Pay: Two times eligible pay; “Eligible pay” is base pay, plus the lesser of (i) average of last 2 incentive awards paid or (ii) 125% of target incentive award for year of termination; Pro rata vesting of equity awards pursuant to the terms of the award agreements, except in the case of a good leaver; In addition to severance pay, in accordance with the Short-Term Incentive Plan, for a termination on or after July 1, prorated payment of the incentive award for the year of termination; If Mr. Lalonde’s termination without cause is a good leaver termination, full vesting of equity awards, which shall remain exercisable in accordance with the plan and award agreement, and continued eligibility for grants during a transition period of active employment; “Good leaver” means termination without cause and the executive continues to discharge assigned duties and responsibilities during a transition and succession planning period.

Change in Control: The eligible termination period during which a change in control benefit is payable is within 24 months after the change in control; The following amounts, reduced to minimize excise tax liability under Code Section 4999:(2) Lump sum payment equal to:

o
2.5 times base salary as in effect on his termination date, plus
o
2.5 times the lesser of (i) average of his last 2 incentive awards paid or (ii) 125% of target incentive award for year of termination, plus
o
2.5 times maximum Company contributions he could have received under Company’s defined contribution program (if any) for year of termination, plus
o
$19,783 in lieu of individual outplacement services

Immediate vesting of outstanding equity awards; eligibility for Company-provided health care and life insurance coverage, with premiums payable at the rates then in effect for named executive officers, until the earlier of 36 months after his termination date or the date he becomes covered under another employer’s health care and life insurance programs; In addition to severance pay, in accordance with the Short-Term Incentive Plan, for a termination on or after July 1, prorated payment of the incentive award for the year of termination.

Other Domtar NEOs. Under the Domtar Severance Program applicable to members of its Management Committee, our NEOs would be entitled to up to 24 months’ salary payable in a lump sum upon a termination of employment by the Corporation for reasons other than cause, with benefit levels that vary based on service. Severance is equal to one year’s base salary regardless of service as a member of the Management Committee, with three additional months’ salary paid for each full year of service on the Management Committee, up to a maximum of 24 months base salary. Mr. Henry would be entitled to 18 months’ salary. The executives would also be entitled to continued health benefits for the severance period, except if the executive’s benefits are subject to taxation in the United States, in which case the health insurance policies maintained by the Corporation will remain in effect until the earlier to occur of the last day of the severance period and the 18-month anniversary of the date the executive’s separation from service. The executives will also be entitled to outplacement services.

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

Domtar Change in Control Protections. The Corporation does not have change in control agreements with its employees (although as described above, enhanced benefits may be available under our severance plan). Under the Long-Term Incentive Plan, upon a change in control, unless otherwise determined by the Board or as otherwise provided in an Award Agreement, all outstanding Awards shall be considered vested.

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

Under Domtar’s annual incentive plan, bonuses payable for the year in which the change in control occurs will not be less than the bonus amounts accrued on the books and records of the Corporation as of the date of the change in control.

Other Resolute NEOs. On March 13, 2023, Messrs. Tremblay, Lafave and Simon received a letter confirming that they will continue to benefit to all the rights and remain subject to all the obligations under their 2022 letter agreement between them and Resolute amending certain changes to the terms and conditions of their entitlements under Resolute’s Severance Policy – Chief Executive Officer and Direct Reports (“CEO/DR Severance Policy”). This CEO/DR Severance Policy became effective once the transactions contemplated by the Merger Agreement were completed and following the closing in accordance with the terms of the Merger Agreement, as it relates to a change in control. The severance pay and benefits to which Messrs. Tremblay, Lafave, and Simon would otherwise be entitled under the CEO/DR Severance Policy (and certain terms of the CEO/DR Severance Policy) were modified to include and reflect the following enhancements and clarifications:

•
The coverage period for an eligible termination shall be increased from 12 to 24 months following the Merger Effective Time and shall also include the 3-month period immediately preceding the Merger Effective Time.
•
The minimum severance amount will be increased to 104 weeks of eligible pay.
•
Entitled to receive a prorated Short-Term Incentive Plan payment thereunder for the year of such termination without regard to any otherwise required applicable minimum period of service during the year of termination.
•
If an eligible executive has received less than two annual STIP incentive award payments immediately prior to termination, “Eligible pay” is enhanced to reflect the annual base pay as in effect at the termination of employment date and the greater of (x) the last incentive award paid to the employee, if any, under the applicable incentive plan or program or (y) the individuals target incentive award for the year in which such termination occurs, as applicable. If an incentive award paid for less than a full year is included, such award amount will be annualized. In any case, the award amount used to determine Eligible Pay will continue to be subject to a maximum of 125% of the Eligible Executive's target incentive (expressed in dollars) for the year in which the termination occurs.
•
For U.S. executives, the Company shall pay or reimburse the individual (within the required time period under Section 409A of the Code) for the premiums for 18 months of continuation coverage under COBRA.

Other Domtar Post-Employment Benefits. In the event of death, an amount equal to 2.5 times base salary (up to a maximum of CAN$1,500,000) in the year of the death is payable to the beneficiaries of Canadian executives pursuant to the life insurance program offered under the Corporation’s flexible benefit program option available to senior Canadian executives. In the event of the death of a U.S. executive, the beneficiary will receive a payment equal to the calculated amount of the life insurance (up to maximum of $1,600,000 including the basic life insurance of up to $50,000) based on the basic annual salary of the executive in the year of his or her death pursuant to the U.S. Executive Life plan and using the following table:

Age	Multiplier
Under 45	5 times
45 to 49	4 times
50 to 54	3 times
55 or over	2 times

The supplemental pension benefits under the DC SERP for Designated Executives of Domtar for Mr. Henry are fully vested. He will receive benefits under the plan in the event of death or if his employment was terminated involuntarily. However, before such date, all benefits in the event of death under the plan are considered vested.

The following table presents potential payments to each NEO as if the officer’s employment had been terminated and/or if a change in control had occurred as of December 31, 2023, the last business day of 2023. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment or change in control and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our salaried employees generally.

Name	Severance Pay(1)	Non-Equity With Accelerated Vesting	Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(5)	Total

	($)	($)[2]	($)(3)	($)	($)	($)	($)
Steve Henry
Death	–	548,797	–	322,849	1,550,000(4)	–	2,421,646
Disability	–	563,315	–	322,849	–	–	886,164
Retirement	–	–	–	–	–	–	–
Involuntary Termination	1,191,168	–	–	322,849	–	12,904	1,526,921
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	2,160,000	765,766	–	322,849	–	12,904	3,261,519
Joe Ragan
Death	–	–	–	–	–	–	–
Disability	–	–	–	–	–	–	–
Retirement	–	–	–	–	–	–	–
Involuntary Termination	636,664	–	–	–	–	–	636,664
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	636,664	–	–	–	–	–	636,664
Richard Tremblay
Death	–	–	133,327	–	–	–	133,327
Disability	–	–	133,327	–	–	–	133,327
Retirement	–	–	412,383	–	–	–	412,383
Involuntary Termination	1,263,920	–	90,435	–	–	33,065	1,387,420
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,263,920	–	90,435	–	–	33,065	1,387,420

John Lafave
Death	–	–	111,069	–	–	–	111,069
Disability	–	–	111,069	–	–	–	111,069
Retirement	–	–	343,539	–	–	–	343,539
Involuntary Termination	1,061,591	–	75,338	–	–	8,190	1,145,119
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,061,591	–	75,338	–	–	8,190	1,145,119
Hugues Simon
Death	–	–	149,229	–	–	–	149,229
Disability	–	–	149,229	–	–	–	149,229
Retirement	–	–	–	–	–	–	–
Involuntary Termination	1,443,453	–	101,221	–	–	8,190	1,552,864
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,443,453	–	101,221	–	–	8,190	1,552,864

For the purposes of this table, converted to U.S. dollars at spot exchange rate of December 31, 2023 (0.7561).

(1)
The amounts shown for:

- Mr. Henry are 1.) for involuntary termination,18 months of base salary plus 2023 actual bonus payout to be received and 2.) for his CIC value, reflects 2x base salary and 2x target bonus.

- Per the enhanced terms and conditions of their entitlements under the CEO/DR Severance Policy Messrs. Tremblay, Lafave, and Simon are 1.) based on their years of service and the minimum and maximum amounts payable under the policy or respectively 2x their base salary and 2.) the average of their 2022 and 2023 regular incentive awards paid,

using the same multiple as the base salary portion.

- For Mr. Ragan, it reflects 6 months of base pay plus one month of base pay for each completed year of service at the time of separation, not to exceed 12 months base pay. Due to his January 2020 agreement, this assumes an additional 3 months of base salary or 9 months value in total.

(2)
For Mr. Henry, this reflects his 2022 and 2023 LTIP Grant that are considered non-equity awards. Amounts included for the PU grants has been calculated at “Target” for Death benefits and, for all other instances, based on achievement of the performance goals through 2023 for the 2023 metrics, and at “Target” for awards with performance periods that commence after 2023.
(3)
For Messrs. Tremblay, Lafave, and Simon, this reflects their 2023 LTIP Grant that are considered equity awards.
(4)
Represents the death benefit, which is fully insured.
(5)
Amount shown under “Continued Perquisites and Benefits” represents the cost of Company-paid medical and dental for all NEOs. It also includes outplacement for Messrs. Tremblay, Lafave, and Simon.
(6)
These events are no longer applicable to Mr. Williams, Mr. Buron and Mr. Lalonde and have been excluded from the table to reflect their separation from employment with the Corporation:

- As Mr. Williams is continuing his employment in a limited capacity, his retirement did not trigger any additional payments in 2023 than was already due. There was no acceleration of payments for his earned but not paid Performance-Based LTI bonus.

- Upon his separation on March 1, 2024, Mr. Buron will be entitled to any owed payments from his employment release agreement such as any unpaid base salary, bonus payments, and his 2022 and 2023 LTIP awards will be prorated with RUs to be paid as soon as administratively possible. Prorated PUs to be paid out upon normal vest schedule when actual performance periods are completed.

- The total amount paid to Mr. Lalonde was $4,390,387, comprised of: severance pay ($1,813,414), incentive awards ($2,164,582), Company contributions ($393,641), and financial counseling ($18,750).

DISCLOSURE OF THE CEO PAY RATIO

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Regulation S-K (the “Regulation”), we are providing the following information about the relationship between the annual total compensation of our Chief Executive Officer and that of the median employee across both Domtar and Resolute. As Domtar does not have a CEO role due to the organization’s restructuring with Paper Excellence, Mr. Henry therefore assumes the additional responsibility of Principal Executive Officer (“PEO”) for Domtar to fulfill the requirements to sign SEC disclosures such as the Form 10-K.

To determine its median employee for purposes of the CEO pay ratio, Domtar analyzed the combined employee population from both Domtar and Resolute (excluding the PEO) of approximately 12,500 full-, part-time and temporary employees across the U.S. and Canada as of December 1, 2023. The median employee was identified using base compensation, which we determined reasonably reflects the annual compensation and is consistently applied to all our employees. The calculation of total compensation of the PEO and the median employee was determined in the same manner as the “Total Compensation” shown for our PEO in the “Summary Compensation Table”.

In 2023, Domtar PEO’s total compensation was $1,594,376 and the total compensation of the median employee was $103,913. The resulting ratio of total compensation of the CEO to our median employee is 15:1. This ratio is a reasonable estimate calculated in a manner consistent with the Regulation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 1, 2024, there were 100 shares of common stock of the Company issued and outstanding. All of our issued and outstanding common stock is owned by Pearl Excellence Holdco L.P., the general partner of which is Karta Halten General Partner B.V.,which is indirectly 100% owned by Mr. Jackson Wijaya. Directors and Executive Officers do not own shares of the Company or any of its parent or subsidiaries.

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

Director Independence

Domtar Corporation is a privately-held corporation, held by Paper Excellence Group. Messrs. Shih and Wardhana are not independent because of their affiliations with Paper Excellence Group.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent auditor was PricewaterhouseCoopers LLP (“PWC U.S.”) until September 18, 2023, and PricewaterhouseCoopers LLP (“PWC Canada”) since that date.

The Company’s fees for services performed by its independent auditors during 2023 and 2022 were:

	For the year ended December 31,
	2023	2022

Audit fees (1)	$4,277,250	$2,079,826
Audit-related fees	45,375	240,623
Tax fees (2)	25,000	77,900
All other fees (3)	33,220	7,026
Total fees	$4,380,845	$2,405,375

(1) Audit fees were primarily for services rendered in connection with the audit of the financial statements included in the Annual Report of the Corporation on Form 10-K, and reviews of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q.

(2) Tax fees related to tax compliance, tax planning and tax advice.

(3) The 2022 and 2023 fees included amounts for license fees for an accounting and reporting research tool.

The Company has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Management Board annually pre-approve specifically described audit and audit-related services. For the annual pre-approval, the Management Board approves categories of audit services and audit-related services, and related fee budgets. For all pre-approvals, the Management Board considers whether such services impair the independence of the Corporation’s independent registered public accounting firm. All audit and non-audit fees were approved pursuant to the policy in 2022 and 2023.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Amendment No. 2 to the Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	10-Q	2.1	08/05/2021

2.2	Agreement of Plan of Merger among Domtar Corporation, Karta Halten B.V., and Pearl Merger Sub Inc. and Paper Excellence B.V. and Hervey Investments B.V. dated as of May 10, 2021	8-K	2.1	05/12/2021

2.3	Securities Purchase Agreement among Domtar AI Inc, Domtar Luxembourg Investments SARL, Domtar Corporation and Journey Personal Care Corp. dated as of January 7, 2021	8-K	2.1	01/08/2021

2.4	Agreement and Plan of Merger, dated as of July 5, 2022, by and among Resolute Forest Products Inc., Domtar Corporation, Terra Acquisition Sub Inc., Karta Halten B.V. and Paper Excellence B.V.	8-K	2.1	11/07/2022

2.5	Asset Purchase Agreement, dated as of February 26, 2023, by and among First Quality Enterprise, Inc., Domtar Corporation, Domtar Inc., and Domtar Paper Company, LLC.	8-K	2.1	02/28/2023

2.6	Asset Purchase Agreement, dated May 26, 2023, by and among Resolute FP Canada Inc. and Thunder Bay Pulp and Paper Inc., and affiliate of Atlas Holding LLC	10-Q	2.1	08/03/2023

2.7	Supplement to the Asset Purchase Agreement, dated July 31, 2023, between Thunder Bay Pulp and Paper Inc. and Resolute FP Canada Inc.	10-Q	2.2	08/03/2023

3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/30/2021

3.2	Amended and Restated By-Laws	8-K	3.2	11/30/2021

4.1	ABL Revolving Credit Agreement, dated as of November 30, 2021, by and among Pearl Merger Sub Inc., Domtar Inc., Pearl Excellence Holdco L.P., and Barclays Bank PLC, as Administrative Agent and Collateral Agent, and Barclay Bank PLC, Bank of Montreal and Credit Suisse Loan Funding LLC, as the Lenders party thereto	10-K	4.1	03/10/2022

4.2	First Lien Credit Agreement, dated as of November 30, 2021, by and among Pearl Merger Sub Inc., Pearl Excellence Holdco L.P. and Barclays Bank PLC, as Administrative Agent and Collateral Agent, Barclays Bank PLC, BMO Capital Markets Corp. and Credit Suisse Loan Funding LLC as Lender party thereto	10-K	4.2	03/10/2022

4.3	Indenture, dated as of October 18, 2021, among Pearl Merger Sub Inc. (to be merged with and into Domtar Corporation), the guarantors party thereto, and the Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.3	03/10/2022

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

4.4	Supplemental Indenture, dated as of November 30, 2021, among Domtar Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.4	03/10/2022

4.5	Second Supplemental Indenture, dated as of December 30, 2021, among Domtar Corporation and Domtar Delaware Holdings Inc., The Bank of New York Mellon, as trustee, providing for Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.5	03/10/2022

4.6	Supplemental Indenture, dated December 30, 2021, among Domtar Delaware Holdings Inc., Domtar Corporation, The Bank of New York Mellon, as successor to The Bank of New York, as trustee, relating to the guarantee by the new subsidiary guarantors of the obligations under the Indenture	10-K	4.6	03/10/2022

4.7	Supplemental Indenture, dated as of August 23, 2012, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.25% Notes due 2042	8-K	4.1	08/23/2012

4.8	Supplemental Indenture, dated as of November 26, 2013, among Domtar Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (formerly the Bank of New York), as trustee, providing for Domtar Corporation’s 6.75% Notes due 2044	8-K	4.1	11/26/2013

4.9	Amendment No. 1 to ABL Credit Agreement, dated as of March 1, 2023, by and among Domtar Corporation, as borrower, Domtar Inc., as co-borrower, Pearl Excellence Holdco L.P., the lenders party thereto and Barclays Bank PLC, as administrative agent and collateral agent	8-K	10.2	03/01/2023

4.10	Term Loan Credit Agreement, dated as of March 1, 2023, by and among Domtar Paper Company, LLC and Domtar A.W. LLC, as borrowers, Domtar Corporation, Pearl Excellence Holdco L.P., the lenders party thereto and CoBank ACB, as administrative agent and collateral agent	8-K	10.3	03/01/2023

10.1*	Amended and Restated Severance Program for Management Committee Members	10-K	10.6	03/01/2021

10.2*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.7	03/01/2021

10.3*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.8	02/25/2020

10.4*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.50	02/27/2009

10.5*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.6*	Senior Advisor Services Agreement between John D. Williams and Domtar Corporation	8-K	10.1	03/31/2023

10.7*	Employment Agreement of Mr. Daniel Buron	10-K	10.7	03/10/2022

10.8*	Amendment and Restated Employment Agreement of Mr. Daniel Buron

10.9*	Domtar Corporation Annual Incentive Plan for Management Committee Members	8-K	10.1	09/30/2022

10.10*	Domtar Corporation Long-Term Incentive Plan	8-K	10.2	09/30/2022

10.11*	Resolute Forest Products Inc. 2019 Equity Incentive Plan	10-Q	10.4	08/09/2019
10.12*	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan	S-8	10.1	08/05/2020

Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.13*	Resolute Forest Products DC Make-up Program, effective January 1, 2012	10-Q	10.3	05/10/2012

10.14*	2023 Resolute Forest Products Inc. Short-Term Incentive Plan – Canada and International	10-Q	10.5	05/04/2023

10.15*	2023 Resolute Forest Products Inc. Short-Term Incentive Plan – U.S.	10-Q	10.6	05/04/2023

10.16*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Performance Stock Unit Agreement	10-Q	10.7	05/04/2023

10.17*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Restricted Stock Unit Agreement	10-Q	10.8	05/04/2023

10.18*	Resolute Forest Products Severance Policy for Chief Executive Officer and Direct Reports

10.19*	Employment Agreement of Mr. Steve Henry

10.20*	Employment Agreement of Mr. John Lafave

10.21*	Employment Agreement of Mr. Joseph Ragan

10.22*	Employment Agreement of Mr. Hugues Simon

10.23*	Employment Agreement of Mr. Richard Tremblay

21	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the periods ended:

	Successor			Predecessor
	Year ended December 31,	Year ended December 31,	Period from December 1, through December 31,	Period from January 1, through November 30,
	2023	2022	2021	2021
	$	$	$	$

Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
Balance at beginning of period	5	5	4	6
Charged to income	—	—	—	(2)
Deductions from reserve	—	—	—	—
Acquisition of businesses	4	—	1	—
Balance at end of period	9	5	5	4
Valuation Allowance on Deferred Tax Assets
Balance at beginning of period	313	397	58	64
(Reversed) charged to income	(191)	(66)	4	1
(Deductions from) additions to reserve	(1)	(18)	5	(7)
Acquisition of businesses	289	—	330	—
Balance at end of period	410	313	397	58

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on March 1, 2024

DOMTAR CORPORATION

by	/s/ Joseph Ragan
Name:	Joseph Ragan
Title:	Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)

We, the undersigned directors and officers of Domtar Corporation, hereby severally constitute Nancy Klembus, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Henry	President of the Paper & Packaging business of Domtar (Principal Executive Officer)	March 1, 2024
Steve Henry

/s/ Joseph Ragan	Chief Financial Officer	March 1, 2024
Joseph Ragan	(Principal Accounting Officer and
Duly Authorized Officer)

/s/ Tom Shih	Director	March 1, 2024
Tom Shih

/s/ Hardi Wardhana	Director	March 1, 2024
Hardi Wardhana