Form 10-Q
period 2024-03-31
Domtar CORP
filed 2024-05-02
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2024

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31,	March 31,
	2024	2023 (1)

	$	$
Sales	1,786	1,595
Operating expenses
Cost of sales, excluding depreciation and amortization	1,545	1,286
Depreciation and amortization	84	62
Selling, general and administrative	103	89
Impairment of long-lived assets (NOTE 10)	—	19
Closure and restructuring costs (NOTE 10)	11	7
Asset conversion costs (NOTE 10)	—	30
Transaction costs (NOTE 3)	—	56
Other operating income, net	(16)	(2)
	1,727	1,547
Operating income from continuing operations	59	48
Interest expense, net	59	49
Non-service components of net periodic benefit cost (NOTE 6)	(5)	(4)
Earnings before income taxes	5	3
Income tax expense (benefit) (NOTE 7)	5	(56)
Earnings from continuing operations	—	59
Earnings from discontinued operations, net of taxes (NOTE 4)	—	2
Net earnings	—	61
Other comprehensive (loss) income (NOTE 11):
Net derivative (losses) gains on cash flow hedges:
Net losses arising during the period, net of tax of $4 (2023 – $2)	(14)	(5)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1) (2023 – $(3))	3	8
Foreign currency translation adjustments	(26)	1
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2023 – nil)	—	(1)
Other comprehensive (loss) income	(37)	3
Comprehensive (loss) income	(37)	64

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2024	2023

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $15 and $15	103	203
Receivables, less allowances of $8 and $9	781	742
Receivables from related party (NOTE 15)	23	21
Inventories (NOTE 8)	1,356	1,337
Prepaid expenses	50	58
Income and other taxes receivable	65	96
Other current assets	22	24
Total current assets	2,400	2,481
Property, plant and equipment, net	3,655	3,714
Operating lease right-of-use assets	98	98
Intangible assets, net	22	22
Deferred income tax assets	519	675
Other assets (NOTE 9)	539	541
Total assets	7,233	7,531
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	2	14
Trade and other payables	905	949
Income and other taxes payable	15	33
Operating lease liabilities due within one year	28	29
Due to related party (NOTE 15)	36	36
Long-term debt due within one year	67	67
Total current liabilities	1,053	1,128
Long-term debt	2,415	2,410
Operating lease liabilities	74	74
Deferred income taxes and other	22	175
Pension and other post-retirement benefit obligations	822	863
Other liabilities and deferred credits (NOTE 12)	309	306
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,727	2,727
Deficit	(108)	(108)
Accumulated other comprehensive loss	(81)	(44)
Total shareholders' equity	2,538	2,575
Total liabilities and shareholders' equity	7,233	7,531

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	March 31, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Net earnings	—	—	—	—
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	(14)	(14)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	(26)	(26)
Balance at March 31, 2024	2,727	(108)	(81)	2,538

	For the three months ended (1)
	March 31, 2023
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2022	1,994	(396)	(22)	1,576
Net earnings	—	61	—	61
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(5)	(5)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(3)	—	—	8	8
Foreign currency translation adjustments	—	—	1	1
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Capital contribution	600	—	—	600
Balance at March 31, 2023	2,594	(335)	(19)	2,240

(1) Adjusted to reflect the retrospective combination of the Company with Skookumchuck Pulp Inc. and Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2024	2023 (1)

	$	$
Operating activities
Net earnings	—	61
Adjustments to reconcile net earnings to cash flows used for operating activities
Depreciation and amortization	84	62
Deferred income taxes and tax uncertainties (NOTE 7)	3	(66)
Impairment of long-lived assets (NOTE 10)	—	19
Net loss (gain) on disposals of property, plant and equipment	1	(2)
Other	(3)	13
Changes in assets and liabilities, excluding the effect of acquisition of businesses
Receivables, including related party	(44)	3
Inventories	(26)	(58)
Prepaid expenses	7	14
Trade and other payables, including related party	(38)	(213)
Income and other taxes	11	(30)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(29)	(9)
Other assets and other liabilities	(1)	(2)
Cash flows used for operating activities	(35)	(208)
Investing activities
Additions to property, plant and equipment	(53)	(78)
Proceeds from disposals of property, plant and equipment	—	7
Acquisition of businesses, net of cash acquired	—	(1,098)
Other	—	(2)
Cash flows used for investing activities	(53)	(1,171)
Financing activities
Issuance of capital	—	500
Net change in bank indebtedness	(12)	(7)
Change in revolving credit facility	20	260
Issuance of long-term debt, net of debt issue costs	—	929
Issuance to related party	1	48
Repayments to related party	—	(54)
Repayments of long-term debt	(16)	(613)
Other	—	(8)
Cash flows (used for) provided from financing activities	(7)	1,055
Net decrease in cash and cash equivalents	(95)	(324)
Impact of foreign exchange on cash	(5)	1
Cash, cash equivalents and restricted cash at beginning of period	203	521
Cash, cash equivalents and restricted cash at end of period	103	198
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	42	29
Income taxes	(8)	50

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

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission. The December 31, 2023 Consolidated Balance Sheet, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

MARCH 31, 2024

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

The Company is currently assessing the impact of the new guidance which is expected to have a disclosure impact only.

INCOME TAXES DISCLOSURE

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

The Company is currently assessing the impact of the new guidance which is expected to have a disclosure impact only.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION OF BUSINESSES

Acquisition of Catalyst Paper Corporation - transaction between entities under common control

On October 27, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which included one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence group of companies owned both Domtar and Catalyst.

The acquisition of Catalyst from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a capital contribution of $727 million, which corresponds to the excess of the carrying value of the net assets transferred on the acquisition date over the purchase consideration. Further, ASC 805-50 requires retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and Catalyst have been combined from the inception of common control, which was November 30, 2021, and the accompanying financial statements and related notes of Domtar have been retrospectively adjusted to include the historical results of Catalyst from that date. On January 1, 2024, Domtar and Catalyst were amalgamated.

The retrospective effects of the change resulting from the combination of Catalyst to the Company’s Consolidated Statements of Earnings and Comprehensive Income (Loss) were as follows:

For the three months ended
March 31,
2023
$
Sales	173
Operating loss	(41)
Net loss	(45)
Other comprehensive loss	(1)

Acquisition of Skookumchuck Pulp Inc. - transaction between entities under common control

On June 29, 2023, Domtar completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owned both Domtar and SPI. The acquisition consideration transferred to Paper Excellence consisted of: a $50 million non-interest bearing promissory note repaid on July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by Paper Excellence after June 30, 2031. Prior to the acquisition of Catalyst by Domtar, the $35 million promissory note and the non-voting, redeemable Series B were contributed to Catalyst by Paper Excellence and are no longer payable by Domtar following the amalgamation of Catalyst and Domtar on January 1, 2024.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

The retrospective effects of the change resulting from the combination of SPI to the Company’s Consolidated Statements of Earnings and Comprehensive Income (Loss) were as follows:

For the three months ended
March 31,
2023
$
Sales	59
Operating income	10
Net earnings	86
Other comprehensive income	1

Acquisition of Resolute Forest Products Inc. by Paper Excellence through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of all the outstanding common shares of Resolute Forest Products Inc. ("Resolute") through Domtar by means of a merger of Terra Acquisition Sub Inc. (a Domtar wholly-owned subsidiary) with and into Resolute, with Resolute continuing as the surviving corporation and as a subsidiary of Domtar (the "Acquisition"). Under the Acquisition agreement, Domtar acquired all outstanding shares of Resolute common stock for $20.50 per share and one contingent value right tied to any refunds on duty deposits made on or prior to June 30, 2022, of up to $500 million. Any proceeds attributable to the contingent value right will be distributed proportionally to contingent value right holders, and the value will ultimately be determined by the terms and timing of the resolution of the softwood lumber dispute between Canada and the United States.

The acquisition date fair value of the consideration transferred was $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds estimated to be $118 million and included in Other liabilities and deferred credits in the Consolidated Balance Sheets.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Fair value of net assets acquired at the date of acquisition
Receivables	$309
Inventories	508
Prepaid expenses	30
Other current assets	12
Property, plant and equipment	952
Operating lease right-of-use assets	38
Deferred income tax assets (1)	737
Other assets (2)	264
Assets held for sale	255
Total assets	3,105

Less: Assumed Liabilities
Trade and other payables	538
Operating lease liabilities (including short-term portion)	40
Long-term debt (including short-term portion)	312
Pension and other post-retirement liabilities	643
Other liabilities	90
Liabilities held for sale	41
Total liabilities	1,664

Fair value of net assets acquired at the date of acquisition	1,441

Gain on acquisition (3)	(225)

Consideration transferred, less cash acquired	1,216

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
(3)
The purchase price allocation reflects a gain of $225 million recorded under Other operating income, net in the Consolidated Statements of Earnings and Comprehensive Income (Loss). The gain resulted from the recognition and measurement of items, principally related to deferred income tax assets, in accordance with exemptions to the fair value model as provided for by US GAAP under the accounting for business combination.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

For the three months ended March 31, 2023, the Company recognized $53 million of transaction related costs associated to the Acquisition, which also includes advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income (Loss) in the line item entitled Transaction costs.

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings and Comprehensive Income (Loss) for the period from March 1, 2023 to March 31, 2023 are $240 million and $22 million, respectively.

The following represents the unaudited pro forma Consolidated Statements of Earnings and Comprehensive Income (Loss) if Resolute had been included in the Company’s consolidated results for the three months ended March 31, 2023:

For the three months ended
March 31,
2023
(Unaudited)
$

Sales	2,043
Net earnings	132

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

MARCH 31, 2024

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

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings and Comprehensive Income (Loss) for the period of March 1, 2023 to March 31, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

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

The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the three month ended March 31, 2023, the Company recognized $3 million of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income (Loss) in the line item entitled Transaction costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

For the three months ended
March 31,
2023
$
Sales	26
Operating expenses
Cost of sales, excluding depreciation and amortization	22
Other operating loss, net	1
23
Operating income	3
Net gain on disposition of discontinued operations	—
Earnings from discontinued operations before income taxes	3
Income tax expense	1
Net earnings from discontinued operations	2

Cash Flows from Discontinued Operations:

For the three months ended
March 31,
2023
$
Cash flows from operating activities	1
Cash flows used for investing activities	(1)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2024 and December 31, 2023, no single customer represented more than 10% of the Company's receivables.

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 10 months.

The natural gas derivative contracts were effective as of March 31, 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiaries over the next 22 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of March 31, 2024.

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

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2024 and December 31, 2023, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	3	—	3	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	1	—	1	—	(a)	Other assets
Total Assets	5	—	5	—

Liabilities derivatives
Currency derivatives	5	—	5	—	(a)	Trade and other payables
Natural gas swap contracts	6	—	6	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	12	—	12	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,246	—	2,246	—	(c)	Long-term debt

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	9	—	9	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Trade and other payables
Total Liabilities	7	—	7	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,234	—	2,234	—	(c)	Long-term debt

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023. The carrying value of the Company’s long-term debt due within one year is $67 million at both March 31, 2024 and December 31, 2023.
(c)
The carrying value of the Company’s long-term debt is $2,415 million and $2,410 million at March 31, 2024 and December 31, 2023, respectively.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, receivables from related party, bank indebtedness, trade and other payables, payables to related party and income and other taxes approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2024, the pension expense was $16 million (2023 – $15 million).

The Company expects to contribute approximately $44 million under these plans during the remainder of the year.

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

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2024
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	5	—
Interest expense	51	1
Expected return on plan assets	(57)	—
Net periodic benefit cost	(1)	1

	For the three months ended
	March 31, 2023
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	4	—
Interest expense	27	1
Expected return on plan assets	(31)	—
Amortization of net actuarial gain	—	(1)
Net periodic benefit cost	—	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

For the three months ended March 31, 2024, the Company contributed $25 million (2023 – $7 million) to the pension plans and $3 million (2023 – $3 million) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $64 million to the pension plans and $12 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the first quarter of 2024, the Company had income tax expense of $5 million, consisting of $2 million of current income tax expense and deferred income tax expense of $3 million. This compares to an income tax benefit of $56 million in the first quarter of 2023, consisting of $11 million of current income tax expense and a deferred income tax benefit of $67 million. The Company received refunds, net of income tax payments, of $8 million during the first quarter of 2024. The effective tax rate for the first quarter of 2024 was 100% compared to -1867% for the first quarter of 2023. The effective tax rate for 2024 is unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. The effective tax rate for 2023 was favorably impacted by a valuation allowance reversal on SPI’s tax loss carryforwards due to management’s assessment that the future income of SPI would be sufficient to utilize the losses prior to expiration. This was partially offset by certain transaction costs incurred without a corresponding tax benefit and additional U.S. tax expense for the Global Intangible Low-Taxed Income inclusion related to income from foreign operations.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules were enacted or are in the process of being enacted into the domestic law of the majority of countries wherein the Company operates. For the first quarter of 2024, the GloBE Rules did not impact the Company’s financial results however, we continue to evaluate its impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2024	2023
	$	$
Work in process and finished goods	695	672
Raw materials	314	328
Operating and maintenance supplies	347	337
	1,356	1,337

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	March 31,	December 31,
	2024	2023
	$	$
Pension asset - defined benefit pension plans	223	225
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	167	159
Off-market contracts	73	72
Other	76	85
	539	541

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS

Ashdown curtailment, Arkansas mill

On February 21, 2024, the Company announced that it will indefinitely curtail paper operations at its Ashdown, Arkansas, facility. The Ashdown Mill’s paper machine and associated sheeter will be indefinitely idled by the end of June 2024. The curtailment is not expected to result in a workforce reduction.

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

During the first quarter of 2024, the Company recorded $6 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. As a result, for the three months ended March 31, 2024, the Company recorded $4 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings and Comprehensive Income (Loss) (2023 – $19 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings and Comprehensive Income (Loss)).

On December 1, 2021, it was announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, it was announced that operations would be curtailed permanently.

During the first quarter of 2024, the Company recorded $3 million of severance and termination costs, and $2 million of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss) (2023 – $7 million and nil, respectively).

Idling of Espanola, Ontario mill

On September 6, 2023, the Company announced the indefinite idling of the Espanola Mill’s pulp and paper operations for an expected period greater than one year. The mill has been idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp mill was shut down in early October 2023 and the paper machines were shut down in early 2024.

During the first quarter of 2024, the Company recorded $1 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. The conversion was fully completed in June 2023. For the three months ended March 31, 2023, the Company recorded $30 million, under Asset conversion costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Other Costs

During the first quarter of 2024, other costs related to to previous and ongoing closures and restructuring included $1 million of severance and termination costs and $4 million of other costs (2023 – nil and nil, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2022	(12)	(5)	36	(41)	(22)
Natural gas swap contracts	(9)	N/A	N/A	N/A	(9)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Net loss	N/A	(69)	(3)	N/A	(72)
Foreign currency items	N/A	N/A	N/A	34	34
Other comprehensive income (loss) before reclassifications	1	(69)	(3)	34	(37)
Amounts reclassified from Accumulated other comprehensive loss	16	2	(3)	—	15
Net current period other comprehensive income (loss)	17	(67)	(6)	34	(22)
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(4)	N/A	N/A	N/A	(4)
Currency options	(1)	N/A	N/A	N/A	(1)
Foreign exchange forward contracts	(9)	N/A	N/A	N/A	(9)
Net loss	N/A	—	—	N/A	—
Foreign currency items	N/A	N/A	N/A	(26)	(26)
Other comprehensive loss before reclassifications	(14)	—	—	(26)	(40)
Amounts reclassified from Accumulated other comprehensive loss	3	—	—	—	3
Net current period other comprehensive loss	(11)	—	—	(26)	(37)
Balance at March 31, 2024	(6)	(72)	30	(33)	(81)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31,	March 31,
	2024	2023
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(3)	(7)
Currency options and forwards (1)	(1)	(4)
Total before tax	(4)	(11)
Tax benefit	1	3
Net of tax	(3)	(8)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	March 31,	December 31,
	2024	2023
	$	$
Provision for environmental and asset retirement obligations	110	111
Contingent consideration for contingent value right	138	133
Other	61	62
	309	306

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has environmental liabilities of $62 million and $64 million recorded as of March 31, 2024 and December 31, 2023, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $60 million recorded as of March 31, 2024 and December 31, 2023, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2024, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2024, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2024, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of March 31, 2024, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – Present	6.26%

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

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, and fourth administrative reviews, the fifth administrative review remains pending. On March 14, 2023, Commerce published a notice initiating the fifth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada; in decisions published on April 19, and 20, 2023, the Company was not selected as a mandatory respondent in the countervailing and anti-dumping proceedings, respectively. On March 5, 2024, Commerce published a notice initiating the sixth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of March 31, 2024, the Company had $110 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of March 31, 2024, a total of $610 million of cash deposits ($467 million of countervailing and $143 million of anti-dumping duties) on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of anti-dumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings and Comprehensive Income (Loss):

	For the three months ended March 31, 2024
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	2	6	8
Cash deposits paid recognized as receivable	—	(2)	(2)
	2	4	6

	For the three months ended March 31, 2023
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	3	1	4
Cash deposits paid recognized as receivable	(1)	—	(1)
	2	1	3
(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following tables outline the change in duties receivable during the three months ended March 31, 2024 and the year ended December 31, 2023:

	March 31, 2024
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of year	123	36	159
Cash deposits paid recognized as recoverable	—	2	2
Accretion	5	1	6
Balance at end of period (1)	128	39	167

	December 31, 2023
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of year	104	28	132
Cash deposits paid recognized as recoverable	6	4	10
Accretion	13	4	17
Balance at end of year	123	36	159
(1)
The balance of $167 million is shown in Other assets in the Consolidated Balance Sheets.

FIBREK ACQUISITION

Effective July 31, 2012, the Company completed the final step of the transaction pursuant to which it acquired the remaining 25.40% of the outstanding Fibrek Inc. shares, following the approval of Fibrek’s shareholders on July 23, 2012, and the issuance of a final order by the Quebec Superior Court in Canada (the “Quebec Superior Court”) approving the arrangement on July 27, 2012. Certain former shareholders of Fibrek exercised rights of dissent in respect of the transaction, asking for a judicial determination of the fair value of their claim under the Canada Business Corporations Act. On September 26, 2019, the Quebec Superior Court rendered a decision fixing the fair value of the shares of the dissenting shareholders at C$1.99 per share, or $23 million (C$31 million) in aggregate, plus interest and an additional indemnity, for a total estimated at $33 million (C$44 million) payable in cash. Of this amount, $14 million (C$19 million) was payable immediately and paid on October 2, 2019. The Company has appealed the decision, which was reversed by the Court of Appeal in a judgment dated February 2, 2024, fixing the fair value of the shares of the dissenting shareholders at C$1.5973 per share, or $19 million (C$25 million) in aggregate, plus interest and the additional indemnity for a revised total amount of $28 million (C$38 million), and therefore ordering the Company to pay a balance of $15 million (C$19 million), which was paid on February 7, 2024.

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $111 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024 and the Company is awaiting judgment.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

SUPERFUND SITE

On May 17, 2023, the EPA issued a General Notice of Liability and Demand for Reimbursement of Response Costs Expended at the Barite Hill/Nevada Goldfields Superfund Site (the “Notice of Liability”) to the Company. The Notice of Liability states that the EPA believes that the Company may be liable under Sections 106 and 107(a) of the Comprehensive, Environmental Response, Compensation, and Liability Act (“CERCLA”) for costs the EPA has incurred at the Barite Hill/Nevada Goldfields Superfund Site (the “Site”). The approximate total response costs identified by the EPA in the Notice of Liability through January 19, 2023 was approximately $21 million. The Company believes that the EPA may also seek to hold it responsible for future remediation costs at the Site. The Company is currently assessing its defenses to liability at the Site.

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

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company's Menominee mill. At this time, five claims have been filed in Michigan State Court against the Company, including a complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million; and a separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

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

Subsequent to the Acquisition, additional costs of $32 million were determined probable to be recovered and insurance recoveries of $37 million were received. The balance of $9 million of costs determined probable to be recovered was recorded under Receivables on the Consolidated Balance Sheet at March 31, 2024 (2023 – $14 million).

For the three months ended March 31, 2024, the Company recognized direct costs of $1 million (2023 – $6 million), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. For the three months ended March 31, 2024, $7 million were received from the insurer (2023 – $2 million).

The Company expects to continue to record additional costs and significant recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SEGMENT DISCLOSURES

The Company operates as three reportable segments as described below, which also represent its three operating segments based on the Company's organizational structure:

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2024	2023
	$	$
Sales by segment
Paper and packaging	1,197	1,357
Pulp and tissue	369	145
Wood products	242	95
Total for reportable segments	1,808	1,597
Intersegment sales	(22)	(2)
Consolidated sales	1,786	1,595

Sales by product group
Communication papers	662	694
Specialty and packaging papers	291	278
Market pulp	419	452
Linerboard	36	—
Newsprint	81	56
Tissue	55	20
Wood	242	95
Consolidated sales	1,786	1,595

Operating income (loss) from continuing operations
Paper and packaging	79	137
Pulp and tissue	18	5
Wood products	(18)	(9)
Corporate and other	(20)	(85)
Consolidated operating income from continuing operations	59	48
Interest expense, net	59	49
Non-service components of net periodic benefit cost	(5)	(4)
Earnings before income taxes	5	3
Income tax expense (benefit)	5	(56)
Earnings from continuing operations	—	59
Earnings from discontinued operations, net of taxes	—	2
Net earnings	—	61

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

RELATED PARTY TRANSACTIONS

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company, with the issuance by Domtar of a $50 million non-interest bearing promissory note, repaid July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by the seller after June 30, 2031. Prior to the acquisition of Catalyst by Domtar, the $35 million promissory note and the non-voting, redeemable Series B were contributed to Catalyst by the seller. Refer to Note 3 “Acquisition of businesses” for details.

For the three months ended March 31, 2024, the Company recognized $5 million (2023 – $7 million) of management fees paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with Paper Excellence and their affiliates of $23 million and $21 million at March 31, 2024 and December 31, 2023, respectively.

The Company has other payables with Paper Excellence and their affiliates of $36 million and $36 million at March 31, 2024 and December 31, 2023, respectively.

In 2023, prior to the acquisition of Catalyst by Domtar, Catalyst converted loans due to an affiliated company to equity for an amount of $235 million.

In 2023, prior to the acquisition of SPI by Domtar, SPI converted loans due to an affiliated company to equity for an amount of $100 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SUBSEQUENT EVENT

On April 30, 2024, Domtar Corporation through its wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell the Company’s sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction is subject to customary closing conditions. Subject to the satisfaction or waiver of the closing conditions under the asset purchase agreement, this transaction is expected to close in the second half of 2024.

The asset purchase agreement contains representations, warranties and covenants that are customary for similar transactions and customary termination rights, including if the closing has not occurred on or prior to September 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless the context requires otherwise, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our websites is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2024 and March 31, 2023. The three month periods are also referred to as the first quarter of 2024 and first quarter of 2023. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

On April 30, 2024, we, through our wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell our sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction is subject to customary closing conditions. Subject to the satisfaction or waiver of the closing conditions under the asset purchase agreement, this transaction is expected to close in the second half of 2024. The asset purchase agreement contains representations, warranties and covenants that are customary for similar transactions and customary termination rights, including if the closing has not occurred on or prior to September 1, 2024.

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

Paper Excellence completes the acquisition of Resolute through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute through Domtar (referred to as the "Acquisition"). The acquisition date fair value of the consideration transferred was $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings and Comprehensive Income (Loss). The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

For the first quarter of 2023, we recognized $56 million of transaction related costs associated to the Acquisition, which include advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings and Comprehensive Income (Loss) in the line item entitled Transaction costs.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill was to be sold to an independent purchaser approved by the Commissioner. On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income for the period from March 1, 2023, to March 31, 2023. The Consolidated Statement of Cash Flows was not reclassified to reflect discontinued operations. The assets and liabilities related to both mills for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition, which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our first quarter of 2023 reflects Resolute financial results for the one month from March 1, 2023 to March 31, 2023. These financial statements may not be indicative of our future performance.

Closure, Restructuring and Asset Conversion Costs

Ashdown

On February 21, 2024, we announced that we will indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter will be indefinitely idled by the end of June 2024. The curtailment is not expected to result in a workforce reduction.

The curtailment will result in an aggregate pre-tax charge to earnings of approximately $32 million, which includes an estimated $31 million in non-cash charges related to the accelerated depreciation of the carrying amounts of manufacturing equipment and the write-off of related spare parts, and $1 million related to other costs. These charges are expected to be incurred in the first half of 2024. During the first quarter of 2024, we recorded $6 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings and Comprehensive Income (Loss), that is included within the $31 million.

Catalyst

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023, but were curtailed again in July 2023. On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. As a result, during the first quarter of 2024, we recorded $4 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings and Comprehensive Income (Loss) (first quarter of 2023 – $19 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings and Comprehensive Income (Loss)). In addition, during the first quarter of 2024, we recorded $3 million of severance and termination costs, and $2 million of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss) (2023 – $7 million and nil, respectively).

On December 1, 2021, we announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, we announced that operations would be curtailed permanently.

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024. During the first quarter of 2024, we recorded $1 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

Conversion of Kingsport

We have entered the linerboard market with the conversion of our Kingsport facility. The mill is designed to produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. This mill is part of our Paper and Packaging business unit.

The conversion was fully completed in June 2023. For the three months ended March 31, 2023, we recorded $30 million, under Asset conversion costs on the Consolidated Statement of Earnings and Comprehensive Income (Loss).

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

Organizational structure

Our organizational structure is comprised of Business Units and a Corporate function. In the fourth quarter of 2023, our internal reporting and reportable segments changed as a result of organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our North American businesses. Subsequently, we manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue and Wood Products. We have reflected this change in all historical periods presented. In addition, in the second quarter of 2023, we completed the acquisition of SPI and in the fourth quarter we completed the acquisition of Catalyst, which both require retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar, SPI and Catalyst has been combined from the inception of common control which was November 30, 2021, and we have reflected this structure for all historical periods presented for our Paper and Packaging segment.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2024

For the first quarter of 2024, we reported operating income from continuing operations of $59 million, compared to operating income from continuing operations of $48 million in the first quarter of 2023.

The first quarter of 2023 includes one month of operations of Resolute following its acquisition on March 1, 2023, while the first quarter of 2024 included three months of operations of Resolute. The increase of $11 million in operating income from continuing operations is principally driven by the inclusion of three months, rather than one month, of the results of Resolute, lower maintenance costs as well as lower input costs, partially offset by lower average selling prices for the majority of our pulp and paper products.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

Economic conditions and uncertainties

The markets in which our businesses operate are highly competitive with well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. For our pulp and paper products, we also compete on the basis of product quality, breadth of offering and service solutions. Furthermore, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. The pulp market is highly fragmented with many manufacturers competing worldwide. Competition is primarily on the product quality and competitively priced pulp products.

OUTLOOK

For the balance of 2024, we expect the demand for paper to continue to softly decline over time, while pulp demand should improve compared to 2023. Paper prices are expected to gradually increase throughout the remainder of the year, and we expect some improvement in our pulp pricing. We will continue to closely monitor our inventory levels and balance our production with demand. For our wood products business, we do not see significant improvement in lumber markets as long as mortgage rates stay at current levels. We remain positive on the medium and long-term housing fundamentals due to the housing shortage in both U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. The second quarter will be adversely affected by seasonally higher maintenance activity in our pulp and paper businesses as we move into the annual shutdowns at some of our major facilities. Our near-term focus continues to be on controlling costs and generating strong cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2024 and first quarter of 2023 sales, operating income from continuing operations and other information relevant to the understanding of our results of operations. As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the three months ended March 31, 2023, only reflect Resolute financial results for the period from March 1, 2023 to March 31, 2023.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2024	March 31, 2023	variance $
(In millions of dollars, unless otherwise noted)
Sales	$1,786	$1,595	$191
Operating income from continuing operations	59	48	11
Earnings from continuing operations	—	59	(59)
Earnings from discontinued operations, net of taxes	—	2	(2)
Net earnings	$—	$61	$(61)

Sales, per segment
Paper and Packaging	$1,197	$1,357
Pulp and Tissue	369	145
Wood Products	242	95
Total for reportable segment	$1,808	$1,597
Intersegment sales	(22)	(2)
Consolidated sales	$1,786	$1,595

Operating income (loss) from continuing operations, per segment
Paper and Packaging	$79	$137
Pulp and Tissue	18	5
Wood Products	(18)	(9)
Total for reportable segment	$79	$133
Corporate and Other	(20)	(85)
Consolidated operating income (loss) from continuing operations	$59	$48

		At March 31, 2024	At December 31, 2023
Total assets		$7,233	$7,531
Total long-term debt, including current portion of long-term debt and due to related party		$2,518	$2,513

First quarter of 2024 compared to First quarter of 2023

Analysis of Sales

Sales in the first quarter of 2024 increased by $191 million, or 12%, when compared to sales in the first quarter of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $371 million. Excluding the sales of Resolute for our first quarter of 2024 and 2023, our sales decreased by $180 million, or 13%, mostly due to a decrease in our net average selling prices for pulp and paper, as well as a decrease in our pulp and paper sales volume. The decrease in our pulp sales volume is mostly due to the sale of our Dryden pulp mill in the third quarter of 2023.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the first quarter of 2024 increased by $11 million when compared to the first quarter of 2023. The inclusion of three months of operations of Resolute in the first quarter of 2024 compared to one month of operations in the first quarter of 2023, resulted in an increase in operating income from continuing operations of $33 million. Excluding the operations of Resolute in the first quarter of 2024 and 2023, operating income from continuing operations amounted to $60 million in the first quarter of 2024, a decrease of $22 million compared to operating income from continuing operations of $82 million in the first quarter of 2023. This decrease is principally driven by lower average selling prices for the majority of our pulp and paper products, as well as lower volume in pulp and paper. The decrease in our pulp sales volume is mostly due to the sale of our Dryden pulp mill in the third quarter of 2023. In addition, in the first quarter of 2023, we recognized asset conversion costs of $30 million related to the conversion of our Kingsport facility compared to nil in the first quarter of 2024, due to the start-up of our Kingsport operations in the second half of 2023. In the first quarter of 2023, we recognized $33 million of transaction costs related to our acquisition of Resolute compared to nil in the first quarter of 2024, under Corporate and Other, excluding costs expensed by Resolute.

OTHER FACTORS

Interest Expense, net

We incurred $59 million of net interest expense in the first quarter of 2024, an increase of $10 million compared to net interest expense of $49 million in the first quarter of 2023. Interest expense increased due to higher floating rates for SOFR as well as higher debt levels for the three months period in 2024 compared to 2023 due to the Resolute Acquisition as of March 1, 2023. In the first quarter of 2024, we had capitalized interest of $1 million, compared to $3 million in the first quarter of 2023. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of net periodic benefit cost

For the first quarter of 2024, our non-service components of net periodic benefit cost were a benefit of $5 million, an increase of $1 million when compared to the first quarter of 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the first quarter of 2024, we had income tax expense of $5 million, consisting of $2 million of current income tax expense and deferred income tax expense of $3 million. This compares to an income tax benefit of $56 million in the first quarter of 2023, consisting of $11 million of current income tax expense and a deferred income tax benefit of $67 million. We received refunds, net of income tax payments, of $8 million during the first quarter of 2024. The effective tax rate was 100% compared with an effective tax rate of -1867% in the first quarter of 2023. The effective tax rate for 2024 is unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. The effective tax rate for 2023 was favorably impacted by a valuation allowance reversal on SPI’s tax loss carryforwards due to management’s assessment that the future income of SPI would be sufficient to utilize the losses prior to expiration. This was partially offset by certain transaction costs incurred without a corresponding tax benefit and additional U.S. tax expense for the Global Intangible Low-Taxed Income inclusion related to income from foreign operations.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules were enacted or are in the process of being enacted into the domestic law of the majority of countries wherein the Company operates. For the first quarter of 2024, the GloBE Rules did not impact our financial results however, we continue to evaluate its impact on future periods.

Discontinued Operations

For the first quarter of 2024, we reported earnings from discontinued operations, net of taxes, of nil (first quarter of 2023 - earnings from discontinued operations, net of taxes of $2 million).

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023, Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario, within a short period of time following the Acquisition. On August 1, 2023, the mill was sold to an independent acquirer approved by the Commissioner. The assets and liabilities related to the pulp and paper mill for periods after the Acquisition, are presented as held for sale in the Consolidated Balance Sheet. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings (loss) from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for all periods presented after the acquisition date of March 1, 2023 to July 31, 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2024	March 31, 2023	variance $
Sales
Paper	$887	$943	$(56)
Pulp	310	414	(104)
Total sales	$1,197	$1,357	$(160)
Operating Income from continuing operations	$79	$137	$(58)

Shipments
Paper - manufactured (in thousands of ST)	688	634	54
Communication papers	442	439	3
Specialty and Packaging papers	246	195	51
Pulp (in thousands of ADMT)	371	418	(47)

Sales

Paper and Packaging segment sales in the first quarter of 2024 decreased by $160 million, or 12% when compared to sales in the first quarter of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices for pulp and paper, as well as a decrease in our pulp sales volumes, mostly due to the sale of our Dryden pulp mill in the third quarter of 2023. The increase in our Specialty and Packaging papers volume is due to the sales of our recently converted Kingsport mill, included in our first quarter of 2024 results.

Operating income from continuing operations

Operating income from continuing operations in our Paper and Packaging segment amounted to $79 million in the first quarter of 2024, a decrease of $58 million, when compared to operating income from continuing operations of $137 million in the first quarter of 2023. Our results were negatively impacted by:

•
Lower net average selling prices for pulp and paper ($115 million)
•
Lower volume and mix ($44 million)
•
Higher closure and restructuring costs ($5 million) when compared to the first quarter of 2023 due to the indefinite curtailment of our Crofton mill paper operations announced in January 2024
•
Lower other operating income ($5 million)

These decreases were partially offset by:

•
Lower input costs ($42 million) mostly related to lower costs of fiber and chemical
•
Lower asset conversion charges ($30 million). We recorded $30 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in the first quarter of 2023 compared to nil in the first quarter of 2024

•
Lower impairment of long-lived assets charges ($19 million) when compared to the first quarter of 2023 due to the curtailment of our Crofton mill paper operation in 2023
•
Lower operating expenses ($19 million) when compared to the first quarter of 2023 mostly due to lower maintenance costs in part due to the timing of some major maintenance, as well as lower freight costs, partially offset by lower production

PULP AND TISSUE

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2024	March 31, 2023	variance $
Sales
Paper	$182	$83	$99
Pulp	132	42	90
Tissue	55	20	35
Total sales	$369	$145	$224
Operating Income from continuing operations	$18	$5	$13

Shipments
Paper (in thousands of ST)	265	103	162
Pulp (in thousands of ADMT)	168	45	123
Tissue (in thousands of ST) (1)	24	9	15

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment generated sales of $369 million for our first quarter of 2024. Our first quarter of 2023 had only one month of sales from our Pulp and Tissue segment.

Operating income from continuing operations

Operating income from continuing operations in our Pulp and Tissue segment amounted to $18 million for our first quarter of 2024. Our first quarter of 2023 had only one month of results from our Pulp and Tissue segment.

WOOD PRODUCTS

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2024	March 31, 2023	variance $
Sales	$242	$95	$147
Operating Loss from continuing operations	$(18)	$(9)	$(9)

Shipments
Wood products (in millions board feet) (1)	507	192	315

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment generated sales of $242 million in the first quarter 2024. The first quarter of 2023 had only one month of sales from our Wood Products segment.

Operating loss from continuing operations

Operating loss from continuing operations in our Wood Products segment amounted to $18 million in the first quarter of 2024. Our first quarter of 2024 operating loss includes favorable inventory valuation of $2 million. In addition, in the first quarter of 2024, we expense $7 million of cash deposits for duties. Our first quarter of 2023 had only one month of results from our Wood Products segment and expense $1 million of cash deposits for duties.

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $463 million was undrawn and available as of March 31, 2024. Under adverse market conditions, there can be no assurance that this facility would be available or sufficient. See “Capital Resources” below.

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

Cash flows used for operating activities, including discontinued operations, totaled $35 million in the first quarter of 2024, a $173 million difference compared to cash flows used for operating activities, including discontinued operations, of $208 million in the first quarter of 2023. This decrease in cash flows used for operating activities is primarily due to a decrease in profitability and a decrease in working capital requirements. In addition, we had an income tax refund, net of payments, of $8 million during the first quarter of 2024, compared to income tax payments, net of refunds, of $50 million during the first quarter of 2023. For the three months ended March 31, 2024, we contributed $25 million to the pension plans and $5 million to the other post-retirement benefit plans, compared to $7 million and $3 million, respectively, in the first quarter of 2023.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first quarter of 2024 amounted to $53 million, a $1,118 million difference compared to cash flows used for investing activities, including discontinued operations, of $1,171 million in the first quarter of 2023.

The use of cash for investing activities in the first quarter of 2024 was attributable to additions to property, plant and equipment of $53 million.

The use of cash for investing activities in the first quarter of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, of $1,098 million, additions to property, plant and equipment of $78 million and was partially offset by the proceeds from the sale of property, plant and equipment of $7 million.

Our annual capital expenditures for 2024 are expected to total between $310 million and $320 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $7 million in the first quarter of 2024 compared to cash flows provided from financing activities, including discontinued operations, of $1,055 million in the first quarter of 2023.

The use of cash flows from financing activities in the first quarter of 2024 was attributable to repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($16 million), lower bank indebtedness ($12 million), partially offset by borrowings under our ABL Revolving Credit Facility ($20 million).

The primary source of cash flows provided from financing activities in the first quarter of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($949 million), issuance of capital ($500 million) and borrowings under our ABL Revolving Credit Facility ($260 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million) as well as repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $2,417 million as of March 31, 2024 compared to $2,324 million as of December 31, 2023.

ABL Revolving Credit Facility

On March 1, 2023, we amended our ABL Revolving Credit Facility to mature on March 1, 2028 (extended from November 30, 2026). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.0 billion (up from $400 million), subject to borrowing base capacity. On March 1, 2023, the ABL Revolving Credit Facility was drawn by $210 million to partially fund the Acquisition.

Borrowings under the ABL Revolving Credit Facility bear interest at a floating rate per annum of, at our option, SOFR (adjusted by 0.10%) plus an applicable margin of 1.50% to 2.00% or a base rate plus 0.50% to 1.00%, in each case, depending on excess availability. The base rate is subject to an interest rate floor of 1.00%. Utilization of the ABL Revolving Credit Facility is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, minus the amount of any applicable reserves. The ABL Revolving Credit Facility is subject to an unused line fee of 0.25% to 0.375%, depending upon utilization.

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at March 31, 2024.

On March 31, 2024, we had borrowings of $355 million and $166 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $463 million.

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

Our Farm Credit Term Loan matures (i) with respect to the Farm Credit Term Loan A, on March 1, 2030 and (ii) with respect to the Farm Credit Term Loan B, on November 30, 2028. Our Farm Credit Term Loan bear interest at a floating rate per annum of, at Domtar’s option, (i) with respect to the Farm Credit Term Loan A, SOFR (adjusted by 0.10%) plus 6% or a base rate plus 5%, and (ii) with respect to the Farm Credit Term Loan B, SOFR (adjusted by 0.10%) plus 5.75% or a base rate plus 4.75%. The SOFR rate is subject to an interest rate floor of 0.75% and the base rate is subject to an interest rate floor of 1.75%. Borrowings under our Farm Credit Term Loan amortize in equal quarterly installments in an amount equivalent to 5% per annum of the principal amount. The Farm Credit Term Loan ranks pari passu with the First Lien Term Loan Credit Agreement and the Senior Secured Notes.

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

During the first quarter ended March 31, 2024, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At March 31, 2024, there were $633 million of borrowings under the Farm Credit Term Loan A and $265 million of borrowings under the Farm Credit Term Loan B.

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

Borrowings under our First Lien Term Loan Facility amortize in equal quarterly installments in an amount equal to 5% per annum. The interest rate margin applicable to borrowings under our First Lien Term Loan Facility is, at our option, either (1) SOFR adjusted by 0.114% plus 5.50%, subject to interest rate floor of 0.75%. or (2) the base rate plus 4.50%, subject to a base rate floor of 1.75%.

During the first quarter ended March 31, 2024, we repaid $5 million as required for quarterly amortization. At March 31, 2024, there were $339 million of borrowings outstanding under the Term Loan Facility. In the first quarter of 2023, we repaid $5 million as required for quarterly amortization and we also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes.

The Notes mature on October 1, 2028 and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue were set aside as restricted cash to fund approximately half of the funds required to complete the Change of Control Offers. Such funds were reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of March 31, 2024.

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

Our ABL Revolving Credit Facility, Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes contain customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

Our ABL Revolving Credit Facility, Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes provide that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company that has no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. and Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, excluding principal properties (second in priority to the liens securing our First Lien Term Loan Facility (“First Lien Term Loan Facility”) discussed above), in each case, subject to permitted liens.

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 54% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Domtar Notes

As of March 31, 2024, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding.

Due to Related Party

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. For more information, refer to Item 1, Financial Statements and Supplementary Data under Note 3 “Acquisition of businesses” and Note 15 “Related Party Transaction”.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2024, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2024, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2023.

There has not been any material change to our policies since December 31, 2023.

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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There has not been any material change in our exposure to market risk since December 31, 2023. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 5 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

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

1. Based on estimated 2024 capacity (ST, ADMT or MBF).

2. Based on estimated 2024 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2023, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2024, there are no publicly traded common shares of Domtar Corporation.

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

Date: May 2, 2024

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)