Form 10-Q
period 2024-06-30
Domtar CORP
filed 2024-08-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023 (1)	2024	2023 (1)

	$	$	$	$
Sales	1,750	1,869	3,536	3,464
Operating expenses
Cost of sales, excluding depreciation and amortization	1,595	1,631	3,140	2,917
Depreciation and amortization	99	82	183	144
Selling, general and administrative	104	103	207	192
Impairment of long-lived assets (NOTE 10)	—	—	—	19
Closure and restructuring costs (NOTE 10)	11	—	22	7
Asset conversion costs (NOTE 10)	—	33	—	63
Transaction costs (NOTE 3)	—	7	—	63
Other operating income, net	(1)	(2)	(17)	(4)
	1,808	1,854	3,535	3,401
Operating (loss) income from continuing operations	(58)	15	1	63
Interest expense, net	57	62	116	111
Non-service components of net periodic benefit cost (NOTE 6)	(6)	(4)	(11)	(8)
Loss before income taxes	(109)	(43)	(104)	(40)
Income tax benefit (NOTE 7)	(101)	(9)	(96)	(65)
(Loss) earnings from continuing operations	(8)	(34)	(8)	25
Earnings from discontinued operations, net of taxes (NOTE 4)	—	11	—	13
Net (loss) earnings	(8)	(23)	(8)	38
Other comprehensive (loss) income (NOTE 11):
Net derivative gains (losses) on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 and $6, respectively (2023 – $(3) and $(1), respectively)	(3)	9	(17)	4
Less: Reclassification adjustment for losses included in net (loss) earnings, net of tax of $(1) and $(2), respectively (2023 – $(1) and $(4), respectively)	4	3	7	11
Foreign currency translation adjustments	(14)	20	(40)	21
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2023 – nil)	(1)	—	(1)	(1)
Other comprehensive (loss) income	(14)	32	(51)	35
Comprehensive (loss) income	(22)	9	(59)	73

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2024	2023

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $14 and $15	65	203
Receivables, less allowances of $8 and $9	739	742
Receivables from related party (NOTE 15)	22	21
Inventories (NOTE 8)	1,357	1,333
Prepaid expenses	84	58
Income and other taxes receivable	97	96
Other current assets	17	24
Assets held for sale	70	70
Total current assets	2,451	2,547
Property, plant and equipment, net	3,570	3,648
Operating lease right-of-use assets	108	98
Intangible assets, net	22	22
Deferred income tax assets	572	675
Other assets (NOTE 9)	531	541
Total assets	7,254	7,531
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	7	14
Trade and other payables	961	949
Income and other taxes payable	23	33
Operating lease liabilities due within one year	28	29
Due to related party (NOTE 15)	48	36
Long-term debt due within one year	67	67
Total current liabilities	1,134	1,128
Long-term debt	2,400	2,410
Operating lease liabilities	82	74
Deferred income taxes and other	22	175
Pension and other post-retirement benefit obligations	795	863
Other liabilities and deferred credits (NOTE 12)	305	306
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,727	2,727
Deficit	(116)	(108)
Accumulated other comprehensive loss	(95)	(44)
Total shareholders' equity	2,516	2,575
Total liabilities and shareholders' equity	7,254	7,531

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	June 30, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at March 31, 2024	2,727	(108)	(81)	2,538
Net loss	—	(8)	—	(8)
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(3)	(3)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	4	4
Foreign currency translation adjustments	—	—	(14)	(14)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at June 30, 2024	2,727	(116)	(95)	2,516

	For the six months ended
	June 30, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Net loss	—	(8)	—	(8)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $6	—	—	(17)	(17)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(2)	—	—	7	7
Foreign currency translation adjustments	—	—	(40)	(40)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at June 30, 2024	2,727	(116)	(95)	2,516

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended (1)
	June 30, 2023
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at March 31, 2023	2,594	(335)	(19)	2,240
Net loss	—	(23)	—	(23)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(3)	—	—	9	9
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	20	20
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at June 30, 2023	2,409	(358)	13	2,064

	For the six months ended (1)
	June 30, 2023
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2022	1,994	(396)	(22)	1,576
Net earnings	—	38	—	38
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	4	4
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(4)	—	—	11	11
Foreign currency translation adjustments	—	—	21	21
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Capital contribution	600	—	—	600
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at June 30, 2023	2,409	(358)	13	2,064

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30,	June 30,
	2024	2023 (1)

	$	$
Operating activities
Net (loss) earnings	(8)	38
Adjustments to reconcile net (loss) earnings to cash flows provided from (used for) operating activities
Depreciation and amortization	183	144
Deferred income taxes and tax uncertainties (NOTE 7)	(52)	(65)
Impairment of long-lived assets (NOTE 10)	—	19
Net loss (gain) on disposals of property, plant and equipment	3	(7)
Other	(2)	9
Changes in assets and liabilities, excluding the effect of acquisition and sale of businesses
Receivables, including related party	(21)	117
Inventories	(35)	(71)
Prepaid expenses	17	(33)
Trade and other payables, including related party	(2)	(277)
Income and other taxes	(20)	(47)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(55)	(27)
Other assets and other liabilities	(4)	4
Cash flows provided from (used for) operating activities	4	(196)
Investing activities
Additions to property, plant and equipment	(132)	(151)
Proceeds from disposals of property, plant and equipment	1	7
Proceeds from sale of business, net of cash disposed	14	—
Acquisition of businesses, net of cash acquired	—	(1,098)
Other	(1)	(7)
Cash flows used for investing activities	(118)	(1,249)
Financing activities
Issuance of capital	—	500
Net change in bank indebtedness	(6)	(17)
Change in revolving credit facility	20	300
Issuance of long-term debt, net of debt issue costs	—	930
Issuance to related party	—	76
Repayments to related party	—	(54)
Repayments of long-term debt	(34)	(653)
Other	—	(8)
Cash flows (used for) provided from financing activities	(20)	1,074
Net decrease in cash and cash equivalents	(134)	(371)
Impact of foreign exchange on cash	(4)	3
Cash, cash equivalents and restricted cash at beginning of period	203	521
Cash, cash equivalents and restricted cash at end of period	65	153
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	115	104
Income taxes	(20)	66

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

The Company does not expect the new guidance to have a significant impact on its consolidated financial statements or related disclosures.

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

JUNE 30, 2024

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

The retrospective effects of the change resulting from the combination of Catalyst to the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) were as follows:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2023	2023
	$	$
Sales	141	314
Operating loss	(6)	(47)
Net loss	(10)	(55)
Other comprehensive loss	(5)	(6)

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

JUNE 30, 2024

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

JUNE 30, 2024

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
(3)
The purchase price allocation reflects a gain of $225 million recorded under Other operating income, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The gain resulted from the recognition and measurement of items, principally related to deferred income tax assets, in accordance with exemptions to the fair value model as provided for by US GAAP under the accounting for business combination.

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

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period from March 1, 2023 to June 30, 2023 are $875 million and $30 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

The following represents the unaudited pro forma Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) if Resolute had been included in the Company’s consolidated results for the six months ended June 30, 2023:

For the six months ended
June 30,
2023
(Unaudited)
$

Sales	3,913
Net earnings	102

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

JUNE 30, 2024

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

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period of March 1, 2023 to June 30, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations. For the three and six months ended June 30, 2023, the Company recognized $2 million and $2 million, respectively, of transaction related costs associated with this sale. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2023	2023
	$	$
Sales	71	97
Operating expenses
Cost of sales, excluding depreciation and amortization	57	79
Other operating loss, net	—	1
	57	80
Operating income	14	17
Earnings from discontinued operations before income taxes	14	17
Income tax expense	3	4
Net earnings from discontinued operations	11	13

Cash Flows from Discontinued Operations:

For the six months ended
June 30,
2023
$
Cash flows from operating activities	15
Cash flows used for investing activities	(4)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2024 and December 31, 2023, no single customer represented more than 10% of the Company's receivables.

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 7 months.

The natural gas derivative contracts were effective as of June 30, 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiaries over the next 19 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of June 30, 2024.

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

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2024 and December 31, 2023, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Prepaid expenses
Total Assets	4	—	4	—

Liabilities derivatives
Currency derivatives	7	—	7	—	(a)	Trade and other payables
Natural gas swap contracts	2	—	2	—	(a)	Trade and other payables
Currency derivatives	1	—	1	—	(a)	Other liabilities and deferred credits
Total Liabilities	10	—	10	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,213	—	2,213	—	(c)	Long-term debt
Contingent consideration for contingent value right	143	—	143	—	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	9	—	9	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Trade and other payables
Total Liabilities	7	—	7	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,234	—	2,234	—	(c)	Long-term debt
Contingent consideration for contingent value right	133	—	133	—	(d)	Other liabilities and deferred credits

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023. The carrying value of the Company’s long-term debt due within one year is $67 million at both June 30, 2024 and December 31, 2023.
(c)
The carrying value of the Company’s long-term debt is $2,400 million and $2,410 million at June 30, 2024 and December 31, 2023, respectively.
(d)
The Company estimated the fair value of the contingent consideration based on the last price of Resolute's common shares on the New York Stock Exchange on February 28, 2023, which is considered a Level 2 measurement.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, receivables from related party, bank indebtedness, trade and other payables and payables to related party approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2024, the pension expense was $16 million and $32 million, respectively (2023 – $14 million and $29 million, respectively).

The Company expects to contribute approximately $29 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2024		June 30, 2024
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	6	—	11	—
Interest expense	48	3	99	4
Expected return on plan assets	(56)	—	(113)	—
Amortization of net actuarial gain	—	(1)	—	(1)
Net periodic benefit cost	(2)	2	(3)	3

	For the three months ended		For the six months ended
	June 30, 2023		June 30, 2023
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	8	—	12	—
Interest expense	56	2	83	3
Expected return on plan assets	(62)	—	(93)	—
Amortization of net actuarial gain	—	—	—	(1)
Net periodic benefit cost	2	2	2	2

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

For the three and six months ended June 30, 2024, the Company contributed $23 million and $48 million, respectively (2023 – $17 million and $24 million, respectively) to the pension plans and $4 million and $7 million, respectively (2023 – $4 million and $7 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $42 million to the pension plans and $8 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the second quarter of 2024, the Company had income tax benefit of $101 million, consisting of $46 million of current income tax benefit and a deferred income tax benefit of $55 million. This compares to an income tax benefit of $9 million in the second quarter of 2023, consisting of $5 million of current income tax benefit and a deferred income tax benefit of $4 million. The Company received refunds, net of income tax payments, of $12 million during the second quarter of 2024. The effective tax rate for the second quarter of 2024 was 93% compared to 21% for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2023 was impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. This was partially offset by a $3 million unfavorable deferred tax impact related to the change in expected future provincial effective tax rates after the amalgamation with Skookumchuck Pulp Inc.

For the first six months of 2024, the Company’s income tax benefit was $96 million, consisting of a current income tax benefit of $44 million and a deferred income tax benefit of $52 million. This compares to an income tax benefit of $65 million in the first six months of 2023, consisting of a current income tax expense of $6 million and a deferred income tax benefit of $71 million. The Company received refunds, net of income tax payments, of $20 million during the first six months of 2024. The effective tax rate was 92% compared to an effective tax rate of 163% in the first six months of 2023.The effective tax rate for the first half of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. The effective tax rate for the first half of 2023 was impacted by the reversal of the valuation allowance on Skookumchuck Pulp Inc.’s tax loss carryforwards due to management’s assessment that the future income of Skookumchuck Pulp Inc. would be sufficient to utilize the losses prior to expiration. This was partially offset by certain transaction costs incurred without a corresponding tax benefit, an unfavorable deferred tax impact related to the change in expected state and provincial tax rates as a result of acquisitions and restructuring, and a valuation allowance on Catalyst Paper Corporation’s tax losses incurred in the first half of 2023.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules were enacted or are in the process of being enacted into the domestic law of the majority of countries wherein the Company operates. For the first six months of 2024, the GloBE Rules did not impact the Company’s financial results. We continue to evaluate its impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2024	2023
	$	$
Work in process and finished goods	704	670
Raw materials	298	328
Operating and maintenance supplies	355	335
	1,357	1,333

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	June 30,	December 31,
	2024	2023
	$	$
Pension asset - defined benefit pension plans	223	225
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	175	159
Off-market contracts	72	72
Other	61	85
	531	541

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS

Ashdown curtailment, Arkansas mill

On February 21, 2024, the Company announced that it will indefinitely curtail paper operations at its Ashdown, Arkansas, facility. The Ashdown Mill’s paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.

For the three and six months ended June 30, 2024, the Company recorded $24 million and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the quarter, the Company also recorded $3 million of write-off of inventory and $1 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. As a result, for the three and six months ended June 30, 2024, the Company recorded $1 million and $5 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – nil and $19 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, it was announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely.
On August 16, 2023, it was announced that operations would be curtailed permanently.

For the three and six months ended June 30, 2024, the Company recorded nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – nil and $7 million, respectively, of severance and terminations costs).

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

For the three and six months ended June 30, 2024, the Company recorded $1 million and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10 – CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS (CONTINUED)

Other Costs

For the three and six months ended June 30, 2024, other costs related to previous and ongoing closures and restructuring included
$1 million and $2 million, respectively, of severance and termination costs and $5 million and $9 million, respectively, of other costs (2023 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2022	(12)	(5)	36	(41)	(22)
Natural gas swap contracts	(9)	N/A	N/A	N/A	(9)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Net loss	N/A	(69)	(3)	N/A	(72)
Foreign currency items	N/A	N/A	N/A	34	34
Other comprehensive income (loss) before reclassifications	1	(69)	(3)	34	(37)
Amounts reclassified from Accumulated other comprehensive loss	16	2	(3)	—	15
Net current period other comprehensive income (loss)	17	(67)	(6)	34	(22)
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(1)	N/A	N/A	N/A	(1)
Foreign exchange forward contracts	(14)	N/A	N/A	N/A	(14)
Net loss	N/A	—	—	N/A	—
Foreign currency items	N/A	N/A	N/A	(40)	(40)
Other comprehensive loss before reclassifications	(17)	—	—	(40)	(57)
Amounts reclassified from Accumulated other comprehensive loss	7	—	(1)	—	6
Net current period other comprehensive loss	(10)	—	(1)	(40)	(51)
Balance at June 30, 2024	(5)	(72)	29	(47)	(95)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30,	June 30,
	2024	2023
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(3)	—
Currency options and forwards (1)	(2)	(4)
Total before tax	(5)	(4)
Tax benefit	1	1
Net of tax	(4)	(3)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	—
Total before tax	1	—
Tax expense	—	—
Net of tax	1	—

	Amounts reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30,	June 30,
	2024	2023
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(6)	(7)
Currency options and forwards (1)	(3)	(8)
Total before tax	(9)	(15)
Tax benefit	2	4
Net of tax	(7)	(11)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	June 30,	December 31,
	2024	2023
	$	$
Provision for environmental and asset retirement obligations	112	111
Contingent consideration for contingent value right	143	133
Other	50	62
	305	306

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company has environmental liabilities of $61 million and $64 million recorded as of June 30, 2024 and December 31, 2023, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $61 million and $60 million recorded as of June 30, 2024 and December 31, 2023, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2024, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2024, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2024, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and, the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that now outdated rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources. On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by hours of operation. Units that operate greater than 40% of hours in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. Existing combustion turbines will be addressed in a future rule making. While this final rule is expected to drive additional coal plant retirements, increase electricity pricing and result in electricity reliability concerns, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of June 30, 2024, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

JUNE 30, 2024

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

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce, as the Company now awaits Commerce's decision on remand. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On May 8, 2023, the Company filed with the U.S. Court of International Trade ("CIT") a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the CIT to initiate an appellate review of the final results in the anti-dumping fourth administrative review. All appellate reviews described above remain pending.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of June 30, 2024, the Company had $110 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of June 30, 2024, a total of $620 million of cash deposits ($469 million of countervailing and $151 million of anti-dumping duties) on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of anti-dumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the six months ended
	June 30, 2024			June 30, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	2	8	10	4	14	18
Cash deposits paid recognized as receivable	(1)	(2)	(3)	(1)	(4)	(5)
	1	6	7	3	10	13

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

	For the three months ended			For the six months ended
	June 30, 2023			June 30, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	11	6	17	14	7	21
Cash deposits paid recognized as receivable	(3)	(2)	(5)	(4)	(2)	(6)
	8	4	12	10	5	15

(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following table outlines the change in duties receivable during the six months ended June 30, 2024 and the year ended December 31, 2023:

	June 30, 2024			December 31, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of year	123	36	159	104	28	132
Cash deposits paid recognized as recoverable	1	4	5	6	4	10
Accretion	9	2	11	13	4	17
Balance at end of period (1)	133	42	175	123	36	159

(1)
The balance of $175 million is shown in Other assets in the Consolidated Balance Sheets.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Subsequent to the Acquisition, additional costs of $32 million were determined probable to be recovered and insurance recoveries of $45 million were received. The balance of $1 million of costs determined probable to be recovered was recorded under Receivables on the Consolidated Balance Sheet at June 30, 2024 (2023 – $14 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

For the three and six months ended June 30, 2024, the Company recognized direct costs of $4 million and $5 million, respectively, (2023 – $12 million and $18 million, respectively), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. For the three and six months ended June 30, 2024, $8 million and $15 million, respectively, were received from the insurer (2023 – $18 million and $20 million, respectively).

The Company expects to continue to record additional costs and significant recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2024	2023	2024	2023
	$	$	$	$
Sales by segment
Paper and packaging	1,137	1,239	2,334	2,596
Pulp and tissue	381	363	750	508
Wood products	253	272	495	367
Total for reportable segments	1,771	1,874	3,579	3,471
Intersegment sales	(21)	(5)	(43)	(7)
Consolidated sales	1,750	1,869	3,536	3,464

Sales by product group
Communication papers	595	663	1,257	1,357
Specialty and packaging papers	286	309	577	587
Market pulp	421	459	840	911
Linerboard	46	—	82	—
Newsprint	91	109	172	165
Tissue	58	57	113	77
Wood	253	272	495	367
Consolidated sales	1,750	1,869	3,536	3,464

Operating income (loss) from continuing operations
Paper and packaging	26	62	105	199
Pulp and tissue	(11)	(1)	7	4
Wood products	(50)	(17)	(68)	(26)
Corporate and other	(23)	(29)	(43)	(114)
Consolidated operating (loss) income from continuing operations	(58)	15	1	63
Interest expense, net	57	62	116	111
Non-service components of net periodic benefit cost	(6)	(4)	(11)	(8)
Loss before income taxes	(109)	(43)	(104)	(40)
Income tax benefit	(101)	(9)	(96)	(65)
(Loss) earnings from continuing operations	(8)	(34)	(8)	25
Earnings from discontinued operations, net of taxes	—	11	—	13
Net (loss) earnings	(8)	(23)	(8)	38

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

For the three and six months ended June 30, 2024, the Company recognized $6 million and $11 million, respectively (2023 – $7 million and $14 million, respectively) of management fees paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with Paper Excellence and their affiliates of $22 million and $21 million at June 30, 2024 and December 31, 2023, respectively.

The Company has other payables with Paper Excellence and their affiliates of $48 million and $36 million at June 30, 2024 and December 31, 2023, respectively.

In 2023, prior to the acquisition of Catalyst by Domtar, Catalyst converted loans due to an affiliated company to equity for an amount of $235 million.

In 2023, prior to the acquisition of SPI by Domtar, SPI converted loans due to an affiliated company to equity for an amount of $100 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SUBSEQUENT EVENT

On April 30, 2024, Domtar Corporation through its wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell the Company’s sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. As a result, the related assets of this sawmill are classified as held for sale in the consolidated Balance Sheets. This transaction closed on August 1, 2024.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2024 and June 30, 2023. The three month and six month periods are also referred to as the second quarter and first half of 2024 and 2023. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

On April 30, 2024, we, through our wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell our sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction closed on August 1, 2024.

Acquisitions and Divestitures

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

Paper Excellence completes the acquisition of Resolute Forest Products Inc. through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute Forest Products Inc. ("Resolute") through Domtar (referred to as the "Acquisition"). The acquisition date fair value of the consideration transferred was $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings and Comprehensive

Income (Loss). The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

For the second quarter and first half of 2023, we recognized $2 million and $55 million, respectively, of transaction related costs associated to the Acquisition, which include advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill was to be sold to an independent purchaser approved by the Commissioner. On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for the period from March 1, 2023, to June 30, 2023. The Consolidated Statement of Cash Flows was not reclassified to reflect discontinued operations. The assets and liabilities related to both mills for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition, which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our first half of 2023 reflects Resolute financial results for the four months from March 1, 2023 to June 30, 2023. These financial statements may not be indicative of our future performance.

Closure and Restructuring, Impairment of long-lived assets and Asset Conversion Costs

Ashdown

On February 21, 2024, we announced that we would indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.

During the second quarter and first half of 2024, we recorded $24 million and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the second quarter of 2024, we also recorded $3 million of write-off of inventory and $1 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023, but were curtailed again in July 2023. On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. As a result, during the second quarter and first half of 2024, we recorded $1 million and $5 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (second quarter and first half of 2023 – nil and $19 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, we announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, we announced that operations would be curtailed permanently.

During the second quarter and first half of 2024, we recorded nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – nil and $7 million, respectively, of severance and termination costs).

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024. During the second quarter and first half of 2024, we recorded $1 million and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Conversion of Kingsport

We have entered the linerboard market with the conversion of our Kingsport facility. The mill is designed to produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. This mill is part of our Paper and Packaging business unit. The conversion was fully completed in June 2023. For the second quarter and first half of 2023, we recorded $33 million and $63 million, respectively, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the second quarter and first half of 2024, other costs related to previous and ongoing closures and restructuring included $1 million and $2 million, respectively, of severance and termination costs and $5 million and $9 million, respectively, of other costs (2023 – nil).

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2024

For the second quarter of 2024, we reported operating loss from continuing operations of $58 million, compared to operating income from continuing operations of $15 million in the second quarter of 2023.

The decrease of $73 million to an operating loss from continuing operations is principally driven by lower average selling prices and volume for the majority of our products, partially offset by lower input costs as well as lower maintenance costs.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

HIGHLIGHTS FOR THE FIRST SIX MONTHS ENDED JUNE 30, 2024

For the first half of 2024, we reported operating income from continuing operations of $1 million, compared to operating income from continuing operations of $63 million in the first half of 2023.

The first half of 2023 includes four months of operations of Resolute following its acquisition on March 1, 2023, while the first half of 2024 included six months of operations of Resolute. The decrease of $62 million in operating income from continuing operations is principally driven by lower average selling prices, the inclusion of six months, rather than four months, of the results of Resolute, and lower volume for the majority of our products, partially offset by lower input costs and lower maintenance costs.

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

OUTLOOK

For the balance of 2024, we expect the demand and pricing for paper to remain stable and expect some downward price pressure for pulp with demand relatively stable. We will continue to closely monitor our inventory levels and balance our production with demand. For our wood products business, we do not see significant improvement in lumber markets as long as mortgage rates stay at current levels. We remain positive on the medium and long-term housing fundamentals due to the housing shortage in both U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating strong cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter of 2024 and first half of 2024 sales, operating income from continuing operations and other information relevant to the understanding of our results of operations. As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the six months ended June 30, 2023, only reflect Resolute financial results for the period from March 1, 2023 to June 30, 2023.

	Three months ended			Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2024	June 30, 2023	variance $	June 30, 2024	June 30, 2023	variance $
(In millions of dollars, unless otherwise noted)
Sales	$1,750	$1,869	$(119)	$3,536	$3,464	$72
Operating (loss) income from continuing operations	(58)	15	(73)	1	63	(62)
(Loss) earnings from continuing operations	(8)	(34)	26	(8)	25	(33)
Earnings from discontinued operations, net of taxes	—	11	(11)	—	13	(13)
Net earnings	$(8)	$(23)	$15	$(8)	$38	$(46)

Sales, per segment
Paper and Packaging	$1,137	$1,239		$2,334	$2,596
Pulp and Tissue	381	363		750	508
Wood Products	253	272		495	367
Total for reportable segment	$1,771	$1,874		$3,579	$3,471
Intersegment sales	(21)	(5)		(43)	(7)
Consolidated sales	$1,750	$1,869		$3,536	$3,464

Operating income (loss) from continuing operations, per segment
Paper and Packaging	$26	$62		$105	$199
Pulp and Tissue	(11)	(1)		7	4
Wood Products	(50)	(17)		(68)	(26)
Total for reportable segment	$(35)	$44		$44	$177
Corporate and Other	(23)	(29)		(43)	(114)
Consolidated operating income (loss) from continuing operations	$(58)	$15		$1	$63

		At June 30, 2024	At December 31, 2023
Total assets		$7,254	$7,531
Total long-term debt, including current portion of long-term debt and due to related party		$2,515	$2,513

Second quarter of 2024 compared to Second quarter of 2023

Analysis of Sales

Sales in the second quarter of 2024 decreased by $119 million, or 6%, when compared to sales in the second quarter of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices for the majority of our products, as well as a decrease in our paper sales volume, in part due to our paper machine closures at our Crofton and Espanola facilities earlier in 2024. Our pulp sales volume was also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023.

Analysis of change in Operating (Loss) Income from continuing operations

Operating loss from continuing operations in the second quarter of 2024 decreased by $73 million when compared to operating income from continuing operations in the second quarter of 2023. This decrease is principally driven by lower average selling prices for the majority of our products, as well as lower volume in paper, in part due to our paper machine closures at our Crofton and Espanola facilities earlier in 2024. The decrease in our pulp sales volume is due to the sale of our Dryden pulp mill in the third quarter of 2023. These decrease where partially offset by lower input costs and freight costs as well as lower maintenance costs. In addition, in the second quarter of 2023, we recognized asset conversion costs of $33 million related to the conversion of our Kingsport facility compared to nil in the second quarter of 2024, due to the start-up of our Kingsport operations in the second half of 2023.

First half of 2024 compared to first half of 2023

Analysis of Sales

Sales in the first half of 2024 increased by $72 million, or 2%, when compared to sales in the first half of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $371 million. Excluding the impact of two additional months of sales of Resolute in our first half of 2024 when compared to our first half of 2023, our sales decreased by $299 million, mostly due to a decrease in our net average selling prices for the majority of our products, as well as a decrease in our paper sales volume, in part due to our paper machine closures at our Crofton and Espanola facilities. Our pulp sales volume was also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the first half of 2024 decreased by $62 million when compared to the first half of 2023. The inclusion of three months of operations of Resolute in the first quarter of 2024 compared to one month of operations in the first quarter of 2023, resulted in an increase in operating income from continuing operations of $33 million. Excluding the operations of Resolute in the first quarter of 2024 and 2023, operating income from continuing operations amounted to $2 million in the first half of 2024, a decrease of $95 million compared to operating income from continuing operations of $97 million in the first half of 2023. This decrease is principally driven by lower average selling prices for the majority of our pulp and paper products and our wood products, as well as lower volume in pulp and paper. The decrease in our pulp sales volume is mostly due to the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023. In addition, in the first half of 2024, we recognized $22 million of closure and restructuring costs compared to $7 million in the first half of 2023. In the first half of 2023, we recognized asset conversion costs of $63 million related to the conversion of our Kingsport facility compared to nil in the first half of 2024, due to the start-up of our Kingsport operations in the second half of 2023. In the first half of 2023, we recognized $38 million of transaction costs related to our acquisition of Resolute compared to nil in the first half of 2024, under Corporate and Other, excluding costs expensed by Resolute.

OTHER FACTORS

Interest Expense, net

We incurred $57 million of net interest expense in the second quarter of 2024, a decrease of $5 million compared to net interest expense of $62 million in the second quarter of 2023. Interest expense decreased due to lower debt levels for the three months period in 2024 compared to 2023, partially offset by higher floating rates for SOFR. In the second quarter of 2024, we had capitalized interest of $3 million, compared to $2 million in the second quarter of 2023. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

We incurred $116 million of net interest expense in the first half of 2024, an increase of $5 million compared to net interest expense of $111 million in the first half of 2023. Interest expense increased due to higher floating rates for SOFR as well as higher average debt levels for the first half of 2024 compared to the first half of 2023 due to the Resolute Acquisition as of March 1, 2023. In the first half of 2024, we had capitalized interest of $4 million, compared to $4 million in the first half of 2023. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of net periodic benefit cost

For the second quarter of 2024, our non-service components of net periodic benefit cost were a benefit of $6 million, an increase of $2 million when compared to the second quarter of 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first half of 2024, our non-service components of net periodic benefit cost were a benefit of $11 million, an increase of $3 million when compared to the first half of 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the second quarter of 2024, we had an income tax benefit of $101 million, consisting of $46 million of a current income tax benefit and a deferred income tax benefit of $55 million. This compares to an income tax benefit of $9 million in the second quarter of 2023, consisting of $5 million of current income tax benefit and a deferred income tax benefit of $4 million. We received refunds, net of income tax payments, of $12 million during the second quarter of 2024. The effective tax rate for the second quarter of 2024 was 93% compared to 21% for the second quarter of 2023. The effective tax rate for the second quarter of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. Our tax provision for interim periods is determined using an estimate of our annual effective tax rate and then adjusting for discrete items arising in that quarter. In each interim quarter we update our estimate of the annual effective tax rate and, if the estimated annual tax rate changes, make a cumulative adjustment in that quarter. The effective tax rate for the second quarter of 2023 was impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions. This was partially offset by a $3 million unfavorable deferred tax impact related to the change in expected future provincial effective tax rates after the amalgamation with Skookumchuck Pulp Inc.

For the first six months of 2024, our income tax benefit was $96 million, consisting of a current income tax benefit of $44 million and a deferred income tax benefit of $52 million. This compares to an income tax benefit of $65 million in the first six months of 2023, consisting of a current income tax expense of $6 million and a deferred income tax benefit of $71 million. We received refunds, net of income tax payments, of $20 million during the first six months of 2024. The effective tax rate was 92% compared to an effective tax rate of 163% in the first six months of 2023. The effective tax rate for the first half of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations. The effective tax rate for the first half of 2023 was impacted by the reversal of the valuation allowance on Skookumchuck Pulp Inc.’s tax loss carryforwards due to management’s assessment that the future income of Skookumchuck Pulp Inc. would be sufficient to utilize the losses prior to expiration. This was partially offset by certain transaction costs incurred without a corresponding tax benefit, an unfavorable deferred tax impact related to the change in expected state and provincial tax rates as a result of acquisitions and restructuring, and a valuation allowance on Catalyst Paper Corporation’s tax losses incurred in the first half of 2023.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules were enacted or are in the process of being enacted into the domestic law of the majority of countries we operate. For the first half of 2024, the GloBE Rules did not impact our financial results. We continue to evaluate its impact on future periods.

Discontinued Operations

For the second quarter and first half of 2023, we reported earnings from discontinued operations, net of taxes, of $11 million and $13 million, respectively.

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

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2024	June 30, 2023	variance $	June 30, 2024	June 30, 2023	variance $
Sales
Paper	$824	$881	$(57)	$1,712	$1,824	$(112)
Pulp	313	358	(45)	622	772	(150)
Total sales	$1,137	$1,239	$(102)	$2,334	$2,596	$(262)
Operating income from continuing operations	$26	$62	$(36)	$105	$199	$(94)

Shipments
Paper - manufactured (in thousands of ST)	636	597	39	1,324	1,231	93
Communication papers	393	427	(34)	835	866	(31)
Specialty and Packaging papers	243	170	73	489	365	124
Pulp (in thousands of ADMT)	359	397	(38)	730	815	(85)

Sales

Paper and Packaging segment sales in the second quarter of 2024 decreased by $102 million, or 8% when compared to sales in the second quarter of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices for pulp and paper, as well as a decrease in our Communication papers sales volumes, mostly due to a maintenance shut at one of our facility. Our pulp sales in the second quarter of 2024 were also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of the pulp operation at our Espanola facility in the fourth quarter of 2023. The increase in our Specialty and Packaging papers volume is due to including the sales of our recently converted Kingsport mill in our second quarter of 2024 results, partially offset by the closure earlier in 2024 of the paper machine at our Espanola facility and the closure of the paper machine at our Crofton facility.

Paper and Packaging segment sales in the first half of 2024 decreased by $262 million, or 10% when compared to sales in the first half of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices for pulp and paper, as well as a decrease in our Communication paper sales volumes, mostly due to a maintenance shut at one of our facility in the second quarter of 2024. Our pulp sales in the first half of 2024 were also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of the pulp operations at our Espanola facility in the fourth quarter of 2023. The increase in our Specialty and Packaging papers volume is due to including the sales of our recently converted Kingsport mill in our first half of 2024 results, partially offset by the closure earlier in 20204 of the paper machine at our Espanola facility and the closure of the paper machine at our Crofton facility.

Operating income from continuing operations

Operating income from continuing operations in our Paper and Packaging segment amounted to $26 million in the second quarter of 2024, a decrease of $36 million, when compared to operating income from continuing operations of $62 million in the second quarter of 2023. Our results were negatively impacted by:

•
Lower net average selling prices for pulp and paper ($47 million)
•
Higher depreciation charges ($21 million) when compared to the second quarter of 2023 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in February 2024 as well as depreciation charges from our recently converted Kingsport mill, included in our second quarter of 2024 results
•
Lower volume and mix ($12 million)
•
Higher operating expenses ($10 million) when compared to the second quarter of 2023 mostly due to the operations of our recently converted Kingsport mill, included in our second quarter of 2024 results, partially offset by the sales of our Dryden pulp mill and the closure of our Espanola facility and Crofton paper machine as well as lower maintenance costs and freight costs
•
Higher closure and restructuring costs ($4 million) when compared to the second quarter of 2023 due to the indefinite curtailment of our Ashdown paper operations announced in February 2024
•
Higher other operating loss ($3 million)

These decreases were partially offset by:

•
Lower input costs ($24 million) mostly related to lower costs of fiber and chemicals
•
Lower asset conversion charges ($33 million). We recorded $33 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in the second quarter of 2023 compared to nil in the second quarter of 2024
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($4 million)

Operating income from continuing operations in our Paper and Packaging segment amounted to $105 million in the first half of 2024, a decrease of $94 million, when compared to operating income from continuing operations of $199 million in the first half of 2023. Our results were negatively impacted by:

•
Lower net average selling prices for pulp and paper ($157 million)
•
Higher depreciation charges ($28 million) when compared to the first half of 2023 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in February 2024 as well depreciation charges from our recently converted Kingsport mill, included in our first half of 2024 results
•
Higher operating expenses ($38 million) when compared to the first half of 2023 mostly due the operations of our recently converted Kingsport mill, included in our first half of 2024 partially offset by the sales of our Dryden pulp mill and the closure of our Espanola facility and Crofton paper machine, lower maintenance costs in part due to the timing of some major maintenance and lower freight costs.
•
Lower other operating income ($8 million)
•
Lower volume and mix ($8 million)
•
Higher closure and restructuring costs ($2 million) when compared to the first half of 2023 due to the indefinite curtailment of our Crofton mill paper operations announced in January 2024 and our Ashdown paper machine announced in February 2024

These decreases were partially offset by:

•
Lower input costs ($68 million) mostly related to lower costs of fiber and chemicals
•
Lower asset conversion charges ($63 million). We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in the first half of 2023 compared to nil in the first half of 2024
•
Lower impairment of long-lived assets charges ($19 million) when compared to the first half of 2023 due to the curtailment of our Crofton mill paper operation in 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)

PULP AND TISSUE

	Three months ended			Six Months ended
(In millions of dollars, unless otherwise noted)	June 30, 2024	June 30, 2023	variance $	June 30, 2024	June 30, 2023	variance $
Sales
Paper	$194	$200	$(6)	$376	$283	$93
Pulp	129	106	23	261	148	113
Tissue	58	57	1	113	77	36
Total sales	$381	$363	$18	$750	$508	$242
Operating (loss) income from continuing operations	$(11)	$(1)	$(10)	$7	$4	$3

Shipments
Paper (in thousands of ST)	292	252	40	557	355	202
Pulp (in thousands of ADMT)	155	119	36	323	164	159
Tissue (in thousands of ST) (1)	25	23	2	49	32	17

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in our second quarter of 2024 increased by $18 million, or 5%, when compared to sales in the second quarter of 2023. This increase in sales is mostly due to an increase in our pulp and paper sales volume, partially offset by a decrease in our net average selling prices for pulp and paper.

Pulp and Tissue segment sales in our first half of 2024 increase $242 million, or 48%, when compared to sales in the first half of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $224 million. Excluding the impact of two additional months of sales of Resolute in our first half of 2024 when compared to our first half of 2023, our sales increased by $18 million, mostly due to an increase in our pulp and paper sales volume, partially offset by a decrease in our net average selling prices for pulp and paper.

Operating (loss) income from continuing operations

Operating loss from continuing operations in our Pulp and Tissue segment amounted to $11 million in the second quarter of 2024, an increase of $10 million, when compared to operating loss from continuing operations of $1 million in the second quarter of 2023. Our results were negatively impacted by:

•
Lower net average selling prices for pulp and paper ($47 million)

This decrease was partially offset by:

•
Lower operating expenses ($25 million) when compared to the second quarter of 2023 mostly due to lower maintenance costs as well as lower freight costs, partially offset by lower production
•
Lower input costs ($9 million) mostly related to lower costs of fiber and chemicals
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)
•
Higher volume and mix ($2 million)

Operating income from continuing operations in our Pulp and Tissue segment amounted to $7 million for our first half of 2024, an increase of $3 million when compared to operating income from continuing operation of $4 million in the first half of 2023. The inclusion of three months of results of Resolute in the first quarter of 2024 compared to one month of results in the first quarter of 2023, resulted in an increase in operating income from continuing operations of $13 million. Excluding the impact of two additional months of results of Resolute in our first half of 2024 when compared to our first half of 2023, our results were negatively impacted by:

•
Lower net average selling prices for pulp and paper ($47 million)

This decrease was partially offset by:

•
Lower operating expenses ($25 million) when compared to the second quarter of 2023 mostly due to lower maintenance, as well as lower freight costs, partially offset by lower production
•
Lower input costs ($9 million) mostly related to lower costs of fiber and chemicals
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)
•
Higher volume and mix ($2 million)

WOOD PRODUCTS

	Three months ended			Six Months ended
(In millions of dollars, unless otherwise noted)	June 30, 2024	June 30, 2023	variance $	June 30, 2024	June 30, 2023	variance $
Sales	$253	$272	$(19)	$495	$367	$128
Operating loss from continuing operations	$(50)	$(17)	$(33)	$(68)	$(26)	$(42)

Shipments
Wood products (in millions board feet) (1)	540	558	(18)	1,047	750	297

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in our second quarter of 2024 decrease $19 million, or 7%, when compared to sales in the second quarter of 2023. This decrease in sales is mostly due to a decrease in our volume, as well as a decrease in our net average selling prices.

Wood Products segment sales in our first half of 2024 increased by $128 million, or 35%, when compared to sales in the first half of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $147 million. Excluding the impact of two additional months of sales of Resolute in our first half of 2024 when compared to our first half of 2023, our sales decreased by $19 million, mostly due to a decrease in our volume, as well as a decrease in our net average selling prices.

Operating loss from continuing operations

Operating loss from continuing operations in our Wood Products segment amounted to $50 million in the second quarter of 2024, an increase of $33 million, when compared to operating loss from continuing operations of $17 million in the second quarter of 2023.

Our results were negatively impacted by:

•
Lower net average selling prices for wood products ($14 million)
•
Unfavorable inventory valuation variance ($46 million)

These decreases were partially offset by:

•
Lower input costs ($17 million) mostly related to lower costs of fiber due in part to costs related to the forest fires in Quebec regions, Canada in the second quarter of 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($4 million)
•
Lower cash deposits for duties ($3 million)
•
Lower operating expenses ($2 million)

Operating loss from continuing operations in our Wood Products segment amounted to $68 million for our first half of 2024, an increase of $42 million when compared to operating loss from continuing operation of $26 million in the first half of 2023. The inclusion of three months of results of Resolute in the first quarter of 2024 compared to one month of results in the first quarter of 2023, resulted in an increase in operating loss from continuing operations of $9 million. Excluding the impact of two additional months of results of Resolute in our first half of 2024 when compared to our first half of 2023, our results were negatively impacted by:

•
Lower net average selling prices for wood products ($14 million)
•
Unfavorable inventory valuation variance ($46 million)

These decreases were partially offset by:

•
Lower input costs ($17 million) mostly related to lower costs of fiber due in part to costs related to the forest fires in Quebec regions, Canada in the second quarter of 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($4 million)
•
Lower cash deposits for duties ($3 million)
•
Lower operating expenses ($2 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $409 million was undrawn and available as of June 30, 2024. Under adverse market conditions, there can be no assurance that this facility would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities, including discontinued operations, totaled $4 million in the first half of 2024, a $200 million difference compared to cash flows used for operating activities, including discontinued operations, of $196 million in the first half of 2023. This decrease in cash flows used for operating activities is primarily due to a decrease in working capital requirements, partially offset by a decrease in profitability. In addition, we had an income tax refund, net of payments, of $20 million during the first half of 2024, compared to income tax payments, net of refunds, of $66 million during the first half of 2023. For the three and six months ended June 30, 2024, we contributed $23 million and $48 million, respectively (2023 – $17 million and $24 million, respectively) to the pension plans and $4 million and $7 million, respectively (2023 – $4 million and $7 million, respectively) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first half of 2024 amounted to $118 million, a $1,131 million difference compared to cash flows used for investing activities, including discontinued operations, of $1,249 million in the first half of 2023.

The use of cash for investing activities in the first half of 2024 was attributable to additions to property, plant and equipment of $132 million, partially offset by proceeds from the sales of business of $14 million.

The use of cash for investing activities in the first half of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, of $1,098 million, additions to property, plant and equipment of $151 million and was partially offset by the proceeds from the sale of property, plant and equipment of $7 million.

Our annual capital expenditures for 2024 are expected to total between $310 million and $330 million.

Financing Activities

Cash flows used for financing activities, including discontinued operations, totaled $20 million in the first half of 2024 compared to cash flows provided from financing activities, including discontinued operations, of $1,074 million in the first half of 2023.

The use of cash flows from financing activities in the first half of 2024 was attributable to repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($34 million), lower bank indebtedness ($6 million), partially offset by borrowings under our ABL Revolving Credit Facility ($20 million).

The primary source of cash flows provided from financing activities in the first quarter of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($930 million), issuance of capital ($500 million) and borrowings under our ABL Revolving Credit Facility ($300 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million) as well as repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness and long-term debt, net of cash and cash equivalents and restricted cash, was $2,457 million as of June 30, 2024 compared to $2,324 million as of December 31, 2023.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at June 30, 2024.

On June 30, 2024, we had borrowings of $355 million and $163 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $409 million.

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

During the second quarter ended June 30, 2024, we repaid $9 million of Farm Credit Term Loan A, and $3 million of Farm Credit Term Loan B, as required for quarterly amortization. At June 30, 2024, there were $624 million of borrowings under the Farm Credit Term Loan A and $262 million of borrowings under the Farm Credit Term Loan B.

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

During the second quarter ended June 30, 2024, we repaid $4 million as required for quarterly amortization. At June 30, 2024, there were $335 million of borrowings outstanding under the Term Loan Facility. In the second quarter of 2023, we repaid $4 million as required for quarterly amortization and we also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue were set aside as restricted cash to fund approximately half of the funds required to complete the Change of Control Offers. Such funds were reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7,

2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of June 30, 2024.

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

Domtar Notes

As of June 30, 2024, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2024, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2024, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

Our operating income (loss) can be impacted by the following sensitivities:

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

As of June 30, 2024, there are no publicly traded common shares of Domtar Corporation.

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

Date: August 1, 2024

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)