Form 10-Q
period 2024-09-30
Domtar CORP
filed 2024-11-04
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023 (1)	2024	2023 (1)

	$	$	$	$
Sales	1,771	1,730	5,307	5,194
Operating expenses
Cost of sales, excluding depreciation and amortization	1,490	1,565	4,630	4,482
Depreciation and amortization	75	79	258	223
Selling, general and administrative	97	108	304	300
Impairment of long-lived assets (NOTE 10)	—	11	—	30
Closure and restructuring costs (NOTE 10)	2	63	24	70
Asset conversion costs (NOTE 10)	—	—	—	63
Transaction costs (NOTE 3)	—	4	—	67
Other operating income, net	(13)	(3)	(30)	(7)
	1,651	1,827	5,186	5,228
Operating income (loss) from continuing operations	120	(97)	121	(34)
Interest expense, net	61	65	177	176
Non-service components of net periodic benefit cost (NOTE 6)	(5)	(2)	(16)	(10)
Earnings (loss) before income taxes	64	(160)	(40)	(200)
Income tax expense (benefit) (NOTE 7)	121	35	25	(30)
Loss from continuing operations	(57)	(195)	(65)	(170)
Earnings from discontinued operations, net of taxes (NOTE 4)	—	—	—	13
Net loss	(57)	(195)	(65)	(157)
Other comprehensive income (loss) (NOTE 11):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(2) and $4, respectively (2023 – $3 and $2, respectively)	6	(10)	(11)	(6)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(2) and $(4), respectively (2023 – $(1) and $(5), respectively)	3	3	10	14
Foreign currency translation adjustments	19	(25)	(21)	(4)
Change in unrecognized gains (losses) and prior service cost related to pension and other post-retirement benefit plans, net of tax of $(2) and $(2), respectively (2023 – $1 and $1, respectively)	7	(4)	6	(5)
Other comprehensive income (loss)	35	(36)	(16)	(1)
Comprehensive loss	(22)	(231)	(81)	(158)

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition and sale of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2024	2023

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $14 and $15	117	203
Receivables, less allowances of $5 and $9	786	742
Receivables from related party (NOTE 15)	29	21
Inventories (NOTE 8)	1,423	1,333
Prepaid expenses	78	58
Income and other taxes receivable	34	96
Other current assets	14	24
Assets held for sale	—	70
Total current assets	2,481	2,547
Property, plant and equipment, net	3,582	3,648
Operating lease right-of-use assets	101	98
Intangible assets, net	22	22
Deferred income tax assets	497	675
Other assets (NOTE 9)	554	541
Total assets	7,237	7,531
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	14
Trade and other payables	943	949
Income and other taxes payable	22	33
Operating lease liabilities due within one year	26	29
Due to related party (NOTE 15)	57	36
Long-term debt due within one year	67	67
Total current liabilities	1,115	1,128
Long-term debt	2,437	2,410
Operating lease liabilities	78	74
Deferred income taxes and other	22	175
Pension and other post-retirement benefit obligations	781	863
Other liabilities and deferred credits (NOTE 12)	310	306
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,727	2,727
Deficit	(173)	(108)
Accumulated other comprehensive loss	(60)	(44)
Total shareholders' equity	2,494	2,575
Total liabilities and shareholders' equity	7,237	7,531

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended
	September 30, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2024	2,727	(116)	(95)	2,516
Net loss	—	(57)	—	(57)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(2)	—	—	6	6
Less: Reclassification adjustment for losses included in net loss, net of tax of $(2)	—	—	3	3
Foreign currency translation adjustments	—	—	19	19
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $(2)	—	—	7	7
Balance at September 30, 2024	2,727	(173)	(60)	2,494

	For the nine months ended
	September 30, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Net loss	—	(65)	—	(65)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	(11)	(11)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(4)	—	—	10	10
Foreign currency translation adjustments	—	—	(21)	(21)
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $(2)	—	—	6	6
Balance at September 30, 2024	2,727	(173)	(60)	2,494

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	For the three months ended (1)
	September 30, 2023
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2023	2,409	(358)	13	2,064
Net loss	—	(195)	—	(195)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	(10)	(10)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	(25)	(25)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $1	—	—	(4)	(4)
Capital contribution	83	—	—	83
Balance at September 30, 2023	2,492	(553)	(23)	1,916

	For the nine months ended (1)
	September 30, 2023
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2022	1,994	(396)	(22)	1,576
Net loss	—	(157)	—	(157)
Net derivative gains on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(6)	(6)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(5)	—	—	14	14
Foreign currency translation adjustments	—	—	(4)	(4)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1	—	—	(5)	(5)
Capital contribution	683	—	—	683
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at September 30, 2023	2,492	(553)	(23)	1,916

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition and sale of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30,	September 30,
	2024	2023 (1)

	$	$
Operating activities
Net loss	(65)	(157)
Adjustments to reconcile net loss to cash flows provided from (used for) operating activities
Depreciation and amortization	258	223
Deferred income taxes and tax uncertainties (NOTE 7)	20	(40)
Impairment of long-lived assets (NOTE 10)	—	30
Impairment of inventory (NOTE 10)	—	23
Net gain on disposals of assets	(17)	(4)
Other	3	18
Changes in assets and liabilities, excluding the effect of acquisition and sale of businesses
Receivables, including related party	(67)	141
Inventories	(98)	(16)
Prepaid expenses	34	(6)
Trade and other payables, including related party	(5)	(264)
Income and other taxes	38	(35)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(80)	(30)
Other assets and other liabilities	(4)	3
Cash flows provided from (used for) operating activities	17	(114)
Investing activities
Additions to property, plant and equipment	(211)	(227)
Proceeds from disposals of property, plant and equipment	16	7
Proceeds from sale of businesses, net of cash disposed	91	417
Acquisition of businesses, net of cash acquired	—	(1,098)
Other	(1)	(10)
Cash flows used for investing activities	(105)	(911)
Financing activities
Issuance of capital	—	583
Net change in bank indebtedness	(14)	(17)
Change in revolving credit facility	71	335
Issuance of long-term debt, net of debt issue costs	—	933
Issuance to related party	—	206
Repayments to related party	—	(236)
Repayments of long-term debt	(51)	(685)
Other	—	(8)
Cash flows provided from financing activities	6	1,111
Net (decrease) increase in cash and cash equivalents	(82)	86
Impact of foreign exchange on cash	(4)	(6)
Cash, cash equivalents and restricted cash at beginning of period	203	521
Cash, cash equivalents and restricted cash at end of period	117	601
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	166	160
Income taxes	(18)	68

(1) Adjusted to reflect the retrospective combination of the Company with Catalyst Paper Corporation, as if the combination had been in effect since the inception of common control on November 30, 2021 (refer to Note 3 “Acquisition and sale of businesses”).

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION AND SALE OF BUSINESSES

Sale of El Dorado, Arkansas sawmill

On April 30, 2024, Domtar Corporation through its wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell the Company’s sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction closed on August 1, 2024. During the quarter, the Company recorded a gain on disposals of assets of $5 million. The related assets of this sawmill for periods prior to the sale were classified as held for sale in the consolidated Balance Sheets.

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

The retrospective effects of the change resulting from the combination of Catalyst to the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) were as follows:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2023	2023
	$	$
Sales	101	415
Operating loss	(41)	(88)
Net loss	(45)	(100)
Other comprehensive income (loss)	2	(4)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

The following represents the unaudited pro forma Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) if Resolute had been included in the Company’s consolidated results for the nine months ended September 30, 2023:

For the nine months ended
September 30,
2023
(Unaudited)
$

Sales	5,641
Net loss	(83)

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

SEPTEMBER 30, 2024

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

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results have been summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period of March 1, 2023 to September 30, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2023	2023
	$	$
Sales	26	123
Operating expenses
Cost of sales, excluding depreciation and amortization	26	105
Other operating loss, net	—	1
	26	106
Operating income	—	17
Earnings from discontinued operations before income taxes	—	17
Income tax expense	—	4
Net earnings from discontinued operations	—	13

Cash Flows from Discontinued Operations:

For the nine months ended
September 30,
2023
$
Cash flows from operating activities	27
Cash flows used for investing activities	(5)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2024 and December 31, 2023, no single customer represented more than 10% of the Company's receivables.

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

The natural gas derivative contracts were effective as of September 30, 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiaries over the next 16 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of September 30, 2024.

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at September 30, 2024 and December 31, 2023, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	8	—	8	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Prepaid expenses
Total Assets	10	—	10	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	1	—	1	—	(a)	Trade and other payables
Total Liabilities	3	—	3	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,255	—	2,255	—	(c)	Long-term debt
Contingent consideration for contingent value right	148	—	—	148	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2023	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	9	—	9	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Currency derivatives	4	—	4	—	(a)	Other assets
Natural gas swap contracts	1	—	1	—	(a)	Other assets
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Natural gas swap contracts	5	—	5	—	(a)	Trade and other payables
Total Liabilities	7	—	7	—

Other Instruments:
Long-term debt due within one year	67	—	67	—	(b)	Long-term debt due within one year
Long-term debt	2,234	—	2,234	—	(c)	Long-term debt
Contingent consideration for contingent value right	133	—	—	133	(d)	Other liabilities and deferred credits

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023. The carrying value of the Company’s long-term debt due within one year is $67 million at both September 30, 2024 and December 31, 2023.
(c)
The carrying value of the Company’s long-term debt is $2,437 million and $2,410 million at September 30, 2024 and December 31, 2023, respectively.
(d)
The Company estimates the fair value of the contingent consideration by using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period, which requires management’s estimates.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, receivables, receivables from related party, bank indebtedness, trade and other payables and payables to related party approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2024, the pension expense was $15 million and $47 million, respectively (2023 – $15 million and $44 million, respectively).

The Company expects to contribute approximately $15 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2024		September 30, 2024
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	4	—	15	—
Interest expense	49	1	148	5
Expected return on plan assets	(55)	—	(168)	—
Amortization of net actuarial gain	—	—	—	(1)
Net periodic benefit cost	(2)	1	(5)	4

	For the three months ended		For the nine months ended
	September 30, 2023		September 30, 2023
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	1	17	1
Interest expense	57	2	140	5
Expected return on plan assets	(63)	—	(156)	—
Amortization of net actuarial gain	—	(1)	—	(2)
Curtailment loss (gain) (1)	3	(1)	3	(1)
Special termination benefits recognized (1)	13	2	13	2
Net periodic benefit cost	15	3	17	5

(1) Special termination benefits recognized of $13 million in the pension plans and $2 million in other post-retirement plans, as well as a curtailment gain of $1 million in other post-retirement plans, related to the idling of the Espanola, Ontario mill were presented in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

For the three and nine months ended September 30, 2024, the Company contributed $20 million and $68 million, respectively (2023 – $17 million and $41 million, respectively) to the pension plans and $4 million and $11 million, respectively (2023 – $2 million and $9 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $20 million to the pension plans and $4 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INCOME TAXES

For the third quarter of 2024, the Company had income tax expense of $121 million, consisting of $49 million of current income tax expense and a deferred income tax expense of $72 million. This compares to an income tax expense of $35 million in the third quarter of 2023, consisting of $10 million of current income tax expense and a deferred income tax expense of $25 million. The Company made payments, net of income tax refunds, of $2 million during the third quarter of 2024. The effective tax rate for the third quarter of 2024 was 189% compared to -22% for the third quarter of 2023. In each interim quarter the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. The effective tax rate for the third quarter of 2024 was unfavorably impacted by such a cumulative adjustment. The effective tax rate for the third quarter of 2023 was also unfavorably impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions, the inclusion of a full valuation allowance on deferred interest expenses, certain losses with no corresponding tax benefit, and additional U.S. taxes from the sale of Canadian mills.

For the first nine months of 2024, the Company’s income tax expense was $25 million, consisting of a current income tax expense of $5 million and a deferred income tax expense of $20 million. This compares to an income tax benefit of $30 million in the first nine months of 2023, consisting of a current income tax expense of $16 million and a deferred income tax benefit of $46 million. The Company received refunds, net of income tax payments, of $18 million during the first nine months of 2024. The effective tax rate was -63% compared to an effective tax rate of 15% in the first nine months of 2023. The effective tax rate for the first nine months of 2024 was unfavorably impacted by interest expense with no tax benefit, foreign exchange items, and additional U.S. tax expense on foreign operations. This was partially offset by additional research and experimentation tax credits. The effective tax rate for the first nine months of 2023 was impacted by the reversal of the valuation allowance on tax loss carryforwards due to management’s assessment that the future income would be sufficient to utilize the losses prior to expiration. This was partly offset by the inclusion of a full valuation allowance on deferred interest expenses, certain losses with no corresponding tax benefit, U.S. taxes from the sale of Canadian mills, and transaction costs with minimal tax benefit.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules have been enacted or are in the process of being enacted into the domestic law of the majority of countries wherein the Company operates. For the first nine months of 2024, the GloBE Rules did not impact the Company’s financial results. The Company continues to evaluate their impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2024	2023
	$	$
Work in process and finished goods	722	670
Raw materials	333	328
Operating and maintenance supplies	368	335
	1,423	1,333

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	September 30,	December 31,
	2024	2023
	$	$
Pension asset - defined benefit pension plans	239	225
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	184	159
Off-market contracts	71	72
Other	60	85
	554	541

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

For the three and nine months ended September 30, 2024, the Company recorded nil and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded nil and $3 million, respectively, of write-off of inventory and nil and $1 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. As a result, for the three and nine months ended September 30, 2024, the Company recorded $3 million and $8 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – $2 million and $21 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, it was announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely.
On August 16, 2023, it was announced that operations would be curtailed permanently.

For the three and nine months ended September 30, 2024, the Company recorded nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – $1 million and $8 million, respectively, of severance and terminations costs and $8 million and $8 million, respectively, of environmental closure costs).

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

For the three and nine months ended September 30, 2024, the Company recorded nil and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the third quarter of 2023, the Company recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $23 million of inventory obsolescence, $11 million of severance and termination costs, $14 million of pension and other post-retirement costs and $6 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10 – CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS (CONTINUED)

Conversion of Kingsport, Tennessee mill

The Company has entered the linerboard market with the conversion of the Kingsport paper machine. The conversion was fully completed in June 2023. For the first six month of 2023, the Company recorded $63 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the three and nine months ended September 30, 2024, other costs related to previous and ongoing closures and restructuring included nil and $2 million, respectively, of severance and termination costs and $2 million and $11 million, respectively, of other costs (2023 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2022	(12)	(5)	36	(41)	(22)
Natural gas swap contracts	(9)	N/A	N/A	N/A	(9)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Net loss	N/A	(69)	(3)	N/A	(72)
Foreign currency items	N/A	N/A	N/A	34	34
Other comprehensive income (loss) before reclassifications	1	(69)	(3)	34	(37)
Amounts reclassified from Accumulated other comprehensive loss	16	2	(3)	—	15
Net current period other comprehensive income (loss)	17	(67)	(6)	34	(22)
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(3)	N/A	N/A	N/A	(3)
Foreign exchange forward contracts	(8)	N/A	N/A	N/A	(8)
Net gain	N/A	7	—	N/A	7
Foreign currency items	N/A	N/A	N/A	(21)	(21)
Other comprehensive (loss) income before reclassifications	(11)	7	—	(21)	(25)
Amounts reclassified from Accumulated other comprehensive loss	10	—	(1)	—	9
Net current period other comprehensive (loss) income	(1)	7	(1)	(21)	(16)
Balance at September 30, 2024	4	(65)	29	(28)	(60)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30,	September 30,
	2024	2023
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(3)	(2)
Currency options and forwards (1)	(2)	(2)
Total before tax	(5)	(4)
Tax benefit	2	1
Net of tax	(3)	(3)

Amortization of defined benefit pension items
Curtailment loss (2)	—	(11)
Total before tax	—	(11)
Tax benefit	—	3
Net of tax	—	(8)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

	Amounts reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30,	September 30,
	2024	2023
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	(9)	(9)
Currency options and forwards (1)	(5)	(10)
Total before tax	(14)	(19)
Tax benefit	4	5
Net of tax	(10)	(14)

Amortization of defined benefit pension items
Curtailment loss (2)	—	(11)
Total before tax	—	(11)
Tax benefit	—	3
Net of tax	—	(8)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (3)	1	2
Total before tax	1	2
Tax expense	—	—
Net of tax	1	2

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
For 2023, includes $3 million curtailment triggered by the termination of two pensions plans, which was included in the computation of net periodic benefit costs, and a remeasurement of $8 million of benefit obligation to reflect curtailment as a result of the closure and sale of two mills.
(3)
These amounts are included in the computation of net periodic benefit cost (see Note 6 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	September 30,	December 31,
	2024	2023
	$	$
Provision for environmental and asset retirement obligations	112	111
Contingent consideration for contingent value right	148	133
Other	50	62
	310	306

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company has environmental liabilities of $61 million and $64 million recorded as of September 30, 2024 and December 31, 2023, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $60 million recorded as of September 30, 2024 and December 31, 2023, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2024, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2024, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2024, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and, the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that now outdated rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources. On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all existing coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by operating level. Units that operate greater than 40% of their operating capacity in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. These new climate rules have been challenged in the D.C. Circuit, and the challengers have also filed applications to the Supreme Court for a stay during the litigation, which remains pending. Existing combustion turbines will be addressed in a future rule making, which EPA is expected to propose before the end of 2024. These climate change rules are expected to drive additional coal plant retirements, increase electricity pricing and result in electricity reliability concerns. However, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

The EPA finalized amendments revising certain aspects of its Industrial Boiler Maximum Achievable Control Technology Standard (“MACT”), or Boiler MACT in 2022. The revised rule responded to two court decisions that remanded certain issues for further review by the EPA, and it includes revisions to 34 different emission limitations that could apply to some of the Company’s facilities. Although the EPA has indicated that a small number of facilities may need to reduce emissions further compared to the current limits, the EPA does not expect additional costs to be significant. On September 3, 2024, EPA’s rule amendments were partially set aside by the D.C. Circuit because they failed to properly distinguish between “new” and “existing” sources. As a result, EPA is expected to revise its Boiler MACT rules again in the near future. The Company does not expect its facilities to be disproportionately affected compared to other U.S. pulp and paper producers.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of September 30, 2024, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

Effective dates for deposits on account of countervailing duties	Cash deposit rates
Initial Investigation
April 28 2017 – November 7, 2017 (Preliminary Determination)	12.82%
November 8, 2017 – November 30, 2020 (Final Determination)	14.70%
First Administrative Review
December 1, 2020 – December 1, 2021	19.10%
Second Administrative Review
December 2, 2021 – August 8, 2022	18.07%
Third Administrative Review
August 9, 2022 – July 31, 2023	10.10%
Fourth Administrative Review
August 1, 2023 – August 18, 2024	1.79%
Fifth Administrative Review
August 19, 2024 – Present	6.74%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – August 18, 2024	6.26%
Fifth Administrative Review
August 19, 2024 – Present	7.66%

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth and fifth administrative reviews, the sixth administrative review remains pending. On March 5, 2024, Commerce published a notice initiating the sixth administrative review of the countervailing duty and anti-dumping orders on softwood lumber products from Canada; in decisions published on April 9, and 19, 2024, the Company was not selected as a mandatory respondent in the countervailing and anti-dumping proceedings, respectively.

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

SEPTEMBER 30, 2024

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of September 30, 2024, the Company had $119 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of September 30, 2024, a total of $629 million of cash deposits ($471 million of countervailing and $158 million of anti-dumping duties) on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of anti-dumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition and sale of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the nine months ended
	September 30, 2024			September 30, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	2	7	9	6	21	27
Cash deposits paid recognized as receivable	(1)	(1)	(2)	(2)	(5)	(7)
	1	6	7	4	16	20

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

	For the three months ended			For the nine months ended
	September 30, 2023			September 30, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	6	4	10	20	11	31
Cash deposits paid recognized as receivable	(1)	(1)	(2)	(5)	(3)	(8)
	5	3	8	15	8	23

(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following table outlines the change in duties receivable during the nine months ended September 30, 2024 and the year ended December 31, 2023:

	September 30, 2024			December 31, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of year	123	36	159	104	28	132
Cash deposits paid recognized as recoverable	2	5	7	6	4	10
Accretion	14	4	18	13	4	17
Balance at end of period (1)	139	45	184	123	36	159

(1)
The balance of $184 million is shown in Other assets in the Consolidated Balance Sheets.

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $111 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024. On August 27, 2024, the Quebec Superior Court rendered its judgment, declaring that (i) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of these pension plans are extinguished and have been released and discharged by the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended; and (ii) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of the pension plans on the basis of facts that took place prior to April 17, 2009 are inconsistent with the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended. On September 17, 2024, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed a motion seeking leave to appeal.

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

The Company recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, as an environmental liability in Other liabilities in the purchase price allocation. See Note 3 “Acquisition and sale of businesses” for more information.

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company's Menominee mill. At this time, five claims have been filed in Michigan State Court against the Company, including a complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million, which has been settled for a negligible amount; and a separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Prior to the Acquisition, total costs of $32 million, net of deductible, were determined probable to be recovered, of which $18 million were received. The balance of $14 million was recorded under Receivables on the Consolidated Balance Sheet at the Acquisition date.

Subsequent to the Acquisition, additional costs of $32 million were determined probable to be recovered and insurance recoveries of $46 million were received.

For the three and nine months ended September 30, 2024, the Company recognized direct costs of nil and $5 million, respectively, (2023 – $6 million and $24 million, respectively), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. For the three and nine months ended September 30, 2024, $1 million and $16 million, respectively, were received from the insurer (2023 – nil and $20 million, respectively). After September 30, 2024, the Company expects to receive $11 million from the insurers.

The Company expects to continue to record additional costs and significant recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2024	2023	2024	2023
	$	$	$	$
Sales by segment
Paper and packaging	1,192	1,159	3,526	3,755
Pulp and tissue	372	326	1,122	834
Wood products	232	253	727	620
Total for reportable segments	1,796	1,738	5,375	5,209
Intersegment sales	(25)	(8)	(68)	(15)
Consolidated sales	1,771	1,730	5,307	5,194

Sales by product group
Communication papers	617	642	1,874	1,999
Specialty and packaging papers	275	273	852	860
Market pulp	444	376	1,284	1,287
Linerboard	56	34	138	34
Newsprint	92	94	264	259
Tissue	55	58	168	135
Wood	232	253	727	620
Consolidated sales	1,771	1,730	5,307	5,194

Operating income (loss) from continuing operations
Paper and packaging	137	(38)	242	161
Pulp and tissue	21	4	28	8
Wood products	(35)	(32)	(103)	(58)
Corporate and other	(3)	(31)	(46)	(145)
Consolidated operating income (loss) from continuing operations	120	(97)	121	(34)
Interest expense, net	61	65	177	176
Non-service components of net periodic benefit cost	(5)	(2)	(16)	(10)
Earnings (loss) before income taxes	64	(160)	(40)	(200)
Income tax expense (benefit)	121	35	25	(30)
Loss from continuing operations	(57)	(195)	(65)	(170)
Earnings from discontinued operations, net of taxes	—	—	—	13
Net loss	(57)	(195)	(65)	(157)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

RELATED PARTY TRANSACTIONS

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company, with the issuance by Domtar of a $50 million non-interest bearing promissory note, repaid July 15, 2023; a $35 million promissory note bearing interest at 8.50% per annum, due after June 30, 2031; and non-voting, redeemable Series B preferred shares totaling $100 million bearing interest at 9.75% per annum and redeemable by the seller after June 30, 2031. Prior to the acquisition of Catalyst by Domtar, the $35 million promissory note and the non-voting, redeemable Series B were contributed to Catalyst by the seller. Refer to Note 3 “Acquisition and sale of businesses” for details.

For the three and nine months ended September 30, 2024, the Company recognized $5 million and $16 million, respectively (2023 – $8 million and $22 million, respectively) of management fees paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $29 million and $21 million at September 30, 2024 and December 31, 2023, respectively.

The Company has other payables with affiliated companies of $57 million and $36 million at September 30, 2024 and December 31, 2023, respectively.

In 2023, prior to the acquisition of Catalyst by Domtar, Catalyst converted loans due to an affiliated company to equity for an amount of $235 million.

In 2023, prior to the acquisition of SPI by Domtar, SPI converted loans due to an affiliated company to equity for an amount of $100 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

SUBSEQUENT EVENT

Acquisition of Iconex Paper

On November 1, 2024, Domtar acquired Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $210 million in cash, subject to customary post-closing adjustments. Of the purchase price, $100 million was funded through a contribution to equity by the Parent company.

Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial from its five North American locations in Arizona, Kansas, Tennessee, Virginia, and Mexico. Based upon recent results, Iconex Paper has an estimated annual run rate sales of approximately $300 million.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2024 and September 30, 2023. The three month and nine month periods are also referred to as the third quarter and first nine months of 2024 and 2023. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Recent Events and Items Affecting Comparability of Financial Results

On November 1, 2024, we acquired Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $210 million in cash, subject to customary post-closing adjustments. Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial from its five North American locations in Arizona, Kansas, Tennessee, Virginia, and Mexico. Based upon recent results, Iconex Paper has an estimated annual run rate sales of approximately $300 million and EBITDA of approximately $50 million and employs 400 employees.

Acquisitions and Divestitures

Sale of El Dorado, Arkansas sawmill

On April 30, 2024, we, through our wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell our sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction closed on August 1, 2024. During the quarter, we recorded a gain on disposals of assets of $5 million. The related assets of this sawmill for periods prior to the sale were classified as held for sale in the Consolidated Balance Sheets.

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

The acquisition of Catalyst from Paper Excellence was accounted for as a transaction between entities under common control, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition and sale of businesses” for more information on the acquisition of Catalyst.

Acquisition of Skookumchuck Pulp Inc. - transaction between entities under common control

On June 29, 2023, we completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence group of companies owned both Domtar and SPI.

The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control, which requires that SPI's related asset and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition and sale of businesses” for more information on the acquisition of SPI.

Paper Excellence completes the acquisition of Resolute Forest Products Inc. through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute Forest Products Inc. ("Resolute") through Domtar (referred to as the "Acquisition"). The acquisition date fair value of the consideration transferred was $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Total net sales for Resolute during its most recent pre-acquisition year ended December 31, 2022, were $3.8 billion. Refer to Item 1, Financial Statements and Supplementary Data, under Note 3 “Acquisition and sale of businesses” for additional information.

For the third quarter and first nine months of 2023, we recognized nil and $57 million, respectively, of transaction related costs associated to the Acquisition, which include advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute), within a short period of time following the Acquisition. Each mill was to be sold to an independent purchaser approved by the Commissioner. On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the Thunder Bay pulp and paper mill, at the time of the Acquisition on March 1, 2023, the sale of the mill met the criteria for discontinued operations and as such, earnings are included within Earnings from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (loss) for the period from March 1, 2023, to September 30, 2023. The Consolidated Statement of Cash Flows was not reclassified to reflect discontinued operations. The assets and liabilities related to both mills for periods prior to the sale, were presented as held for sale in the Consolidated Balance Sheet. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Domtar was determined to be the accounting acquirer in the Acquisition, which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Resolute’s assets and liabilities is based upon their fair values at the acquisition date. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our first nine months of 2023 reflects Resolute financial results for the seven months from March 1, 2023 to September 30, 2023. These financial statements may not be indicative of our future performance.

Closure and Restructuring, Impairment of long-lived assets and Asset Conversion Costs

Ashdown

On February 21, 2024, we announced that we would indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.

During the third quarter and first nine months of 2024, we recorded nil and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the third quarter and first nine months of 2024, we also recorded nil and $3 million, respectively, of write-off of inventory and nil and $1 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023, but were curtailed again in July 2023. On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. As a result, during the third quarter and first nine months of 2024, we recorded $3 million and $8 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (third quarter and first nine months of 2023 – $2 million and $21 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, we announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, we announced that operations would be curtailed permanently.

During the third quarter and first nine months of 2024, we recorded nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – $1 million and $8 million, respectively, of severance and termination costs and $8 million and $8 million, respectively, of environmental closure costs).

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024.

During the third quarter and first nine months of 2024, we recorded nil and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the third quarter of 2023, we recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $23 million of inventory obsolescence, $11 million of severance and termination costs, $14 million of pension and other post-retirement costs and $6 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Conversion of Kingsport

We have entered the linerboard market with the conversion of our Kingsport facility. The mill is designed to produce and market approximately 600,000 tons annually of high-quality recycled linerboard and medium, providing us with a strategic footprint in a growing adjacent market. This mill is part of our Paper and Packaging business unit. The conversion was fully completed in June 2023. For the first six months of 2023, we recorded $63 million, under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the third quarter and first nine months of 2024, other costs related to previous and ongoing closures and restructuring included nil and $2 million, respectively, of severance and termination costs and $2 million and $11 million, respectively, of other costs (2023 – nil).

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 80 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

Organizational structure

Our organizational structure is comprised of Business Units and a Corporate function. In the fourth quarter of 2023, our internal reporting and reportable segments changed as a result of organizational changes, which are intended to advance and support our long-term growth plans by streamlining and synergizing our North American businesses. Subsequently, we manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue and Wood Products. We have reflected this change in all historical periods presented. In addition, in the second quarter of 2023, we completed the acquisition of SPI and in the fourth quarter of 2023, we completed the acquisition of Catalyst, which both require retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar, SPI and Catalyst has been combined from the inception of common control which was November 30, 2021, and we have reflected this structure for all historical periods presented for our Paper and Packaging segment.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2024

For the third quarter of 2024, we reported operating income from continuing operations of $120 million, compared to operating loss from continuing operations of $97 million in the third quarter of 2023.

The increase of $217 million to an operating income from continuing operations is principally driven by higher pulp production, higher average selling prices for our pulp products as well as lower input costs, partially offset by lower average selling prices for our paper products. In the third quarter of 2023, we recognized $63 million of closure and restructuring costs mostly related to the idling of our Espanola pulp and paper mill, compared to $2 million in the third quarter of 2024.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the quarter-to-quarter analysis and segment analysis.

HIGHLIGHTS FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 30, 2024

For the first nine months of 2024, we reported operating income from continuing operations of $121 million, compared to operating loss from continuing operations of $34 million in the first nine months of 2023.

The first nine months of 2023 includes seven months of operations of Resolute following its acquisition on March 1, 2023, while the first nine months of 2024 included nine months of operations of Resolute. The increase of $155 million to an operating income from continuing operations is principally driven the inclusion of nine months, rather than seven months, of the results of Resolute, lower input costs, higher pulp production and lower maintenance costs, partially offset by lower average selling prices for the majority of our products. In addition, in the first nine months of 2023, we recognized $70 million of closure and restructuring costs mostly related to the idling of our Espanola pulp and paper mill, $67 million of transaction costs mostly due to our Resolute acquisition, as well as asset conversion costs of $63 million related to our Kingsport mill conversion, compared to $24 million of closure and restructuring costs in the first nine months of 2024 mostly related to paper machine closures in the first nine months of 2024.

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

OUTLOOK

For the balance of 2024, we expect the demand and pricing for paper to remain stable and expect some downward price pressure for pulp with demand relatively stable. We will continue to closely monitor our inventory levels and balance our production with demand. For our wood products business, we saw improvement in lumber demand and prices over the last few weeks and we expect this trend to carry on into the balance of the year. We remain positive on the medium and long-term housing fundamentals due to recent decreases in mortgage rates and the housing shortage in both U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating cash flow.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter of 2024 and first nine months of 2024 sales, operating income from continuing operations and other information relevant to the understanding of our results of operations. As a result of the closing of the Acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the nine months ended September 30, 2023, only reflect Resolute financial results for the period from March 1, 2023 to September 30, 2023.

	Three months ended			Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2024	September 30, 2023	variance $	September 30, 2024	September 30, 2023	variance $
(In millions of dollars, unless otherwise noted)
Sales	$1,771	$1,730	$41	$5,307	$5,194	$113
Operating income (loss) from continuing operations	120	(97)	217	121	(34)	155
Loss from continuing operations	(57)	(195)	138	(65)	(170)	105
Earnings from discontinued operations, net of taxes	—	—	—	—	13	(13)
Net loss	$(57)	$(195)	$138	$(65)	$(157)	$92

Sales, per segment
Paper and Packaging	$1,192	$1,159		$3,526	$3,755
Pulp and Tissue	372	326		1,122	834
Wood Products	232	253		727	620
Total for reportable segment	$1,796	$1,738		$5,375	$5,209
Intersegment sales	(25)	(8)		(68)	(15)
Consolidated sales	$1,771	$1,730		$5,307	$5,194

Operating income (loss) from continuing operations, per segment
Paper and Packaging	$137	$(38)		$242	$161
Pulp and Tissue	21	4		28	8
Wood Products	(35)	(32)		(103)	(58)
Total for reportable segment	$123	$(66)		$167	$111
Corporate and Other	(3)	(31)		(46)	(145)
Consolidated operating income (loss) from continuing operations	$120	$(97)		$121	$(34)

		At September 30, 2024	At December 31, 2023
Total assets		$7,237	$7,531
Total long-term debt, including current portion of long-term debt and due to related party		$2,561	$2,513

Third quarter of 2024 compared to Third quarter of 2023

Analysis of Sales

Sales in the third quarter of 2024 increased by $41 million, or 2%, when compared to sales in the third quarter of 2023. This increase in sales is mostly due to an increase in our net average selling prices for our pulp products, partially offset by lower average selling prices for our paper and wood products. Our paper volume was impacted by our paper machine closures at our Crofton and Espanola facilities earlier in 2024 and at Ashdown in early July 2024. Our pulp sales volume was impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023.

Analysis of change in Operating Income (Loss) from continuing operations

Operating income from continuing operations in the third quarter of 2024 increased by $217 million when compared to operating loss from continuing operations in the third quarter of 2023. This increase is principally driven by higher production and lower input costs, partially offset by lower average selling prices for the majority of our paper and wood products. Our paper volume was impacted by our paper machine closures at our Crofton and Espanola facilities earlier in 2024 and at Ashdown in early July 2024. Our pulp sales volume was also impacted by the sale of our Dryden pulp mill in the third quarter of 2023.

First nine months of 2024 compared to first nine months of 2023

Analysis of Sales

Sales in the first nine months of 2024 increased by $113 million, or 2%, when compared to sales in the first nine months of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $371 million. Excluding the impact of two additional months of sales of Resolute in our first nine months of 2024 when compared to our first nine months of 2023, our sales decreased by $258 million, mostly due to a decrease in our net average selling prices for the majority of our products, as well as a decrease in our paper sales volume, in part due to our paper machine closures at our Crofton, Espanola and Ashdown facilities. Our pulp sales volume was also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in the first nine months of 2024 increased by $155 million when compared to the first nine months of 2023. The inclusion of three months of operations of Resolute in the first quarter of 2024 compared to one month of operations in the first quarter of 2023, resulted in an increase in operating income from continuing operations of $33 million. Excluding the operations of Resolute in the first quarter of 2024 and 2023, operating income from continuing operations amounted to $122 million in the first nine months of 2024, an increase of $122 million compared to operating income from continuing operations of nil in the first nine months of 2023. This increase is principally driven by higher pulp production, lower input costs, partially offset by lower average selling prices for the majority of our products as well as lower volume in our paper products. Our paper volume was impacted by our paper machine closures at our Crofton and Espanola facilities earlier in 2024 and at Ashdown in early July 2024. Our pulp sales volume was impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023. In addition, in the first nine months of 2024, we recognized $24 million of closure and restructuring costs compared to $70 million in the first nine months of 2023. In the first nine months of 2023, we recognized asset conversion costs of $63 million related to the conversion of our Kingsport facility compared to nil in the first nine months of 2024, due to the start-up of our Kingsport operations in the second half of 2023. In the first nine months of 2023, we recognized $44 million of transaction costs related to our acquisition of Resolute compared to nil in the first nine months of 2024, under Corporate and Other, excluding costs expensed by Resolute.

OTHER FACTORS

Interest Expense, net

We incurred $61 million of net interest expense in the third quarter of 2024, a decrease of $4 million compared to net interest expense of $65 million in the third quarter of 2023. Interest expense decreased mainly due to lower debt levels for the three months period in 2024 compared to 2023. In the third quarter of 2024, we had capitalized interest of $1 million, compared to $2 million in the third quarter of 2023. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

We incurred $177 million of net interest expense in the first nine months of 2024, an increase of $1 million compared to net interest expense of $176 million in the first nine months of 2023. Interest expense increased due to slightly higher floating rates for SOFR as well as slightly higher average debt levels for the first nine months of 2024 compared to the first nine months of 2023. In the first nine months of 2024, we had capitalized interest of $5 million, compared to $6 million in the first nine months of 2023. See section “Capital Resources” below for more information on our debt structure following our Acquisition on March 1, 2023.

Non-Service Components of net periodic benefit cost

For the third quarter of 2024, our non-service components of net periodic benefit cost were a benefit of $5 million, an increase of $3 million when compared to the third quarter of 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first nine months of 2024, our non-service components of net periodic benefit cost were a benefit of $16 million, an increase of $6 million when compared to the first nine months of 2023. Refer to Item 1, Financial Statements and Supplementary Data, under Note 6 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the third quarter of 2024, we had income tax expense of $121 million, consisting of $49 million of current income tax expense and deferred income tax expense of $72 million. This compares to income tax expense of $35 million in the third quarter of 2023, consisting of $10 million of current income tax expense and deferred income tax expense of $25 million. We made payments, net of income tax refunds, of $2 million during the third quarter of 2024. Our effective tax rate for the third quarter of 2024 was 189% compared to -22% for the third quarter of 2023. In each interim quarter we update our estimate of the annual effective tax rate and, if there are changes, we make a cumulative adjustment in that quarter. Our effective tax rate for the third quarter of 2024 was unfavorably impacted by such a cumulative adjustment. Our effective tax rate for the third quarter of 2023 was also unfavorably impacted by such a cumulative adjustment, mainly due to a change in the mix of earnings or loss between jurisdictions, the inclusion of a full valuation allowance on deferred interest expenses, certain losses with no corresponding tax benefit, and additional U.S. taxes from the sale of Canadian mills.

For the first nine months of 2024, our income tax expense was $25 million, consisting of current income tax expense of $5 million and deferred income tax expense of $20 million. This compares to income tax benefit of $30 million in the first nine months of 2023, consisting of current income tax expense of $16 million and deferred income tax benefit of $46 million. We received refunds, net of income tax payments, of $18 million during the first nine months of 2024. Our effective tax rate was -63% compared to an effective tax rate of 15% in the first nine months of 2023. Our effective tax rate for the first nine months of 2024 was unfavorably impacted by interest expenses with no corresponding tax benefits, foreign exchange items and additional U.S. tax expense on foreign operations. This was partially offset by additional research and experimentation tax credits. Our effective tax rate for the first nine months of 2023 was impacted by the reversal of the valuation allowance on tax loss carryforwards due to management’s assessment that the future income would be sufficient to utilize the losses prior to expiration. This was partly offset by the inclusion of a full valuation allowance on deferred interest expenses, certain losses with no corresponding tax benefit, U.S. taxes from the sale of Canadian mills, and transaction costs with minimal tax benefit.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. The GloBE Rules have been enacted or are in the process of being enacted into the domestic law of the majority of countries where we operate. For the first nine months of 2024, the GloBE Rules did not impact our financial results. We continue to evaluate their impact on future periods.

Discontinued Operations

For the third quarter and first nine months of 2023, we reported earnings from discontinued operations, net of taxes, of nil and $13 million, respectively.

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

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2024	September 30, 2023	variance $	September 30, 2024	September 30, 2023	variance $
Sales
Paper	$861	$886	$(25)	$2,573	$2,710	$(137)
Pulp	331	273	58	953	1,045	(92)
Total sales	$1,192	$1,159	$33	$3,526	$3,755	$(229)
Operating income (loss) from continuing operations	$137	$(38)	$175	$242	$161	$81

Shipments
Paper - manufactured (in thousands of ST)	656	658	(2)	1,980	1,889	91
Communication papers	405	409	(4)	1,240	1,275	(35)
Specialty and Packaging papers	251	249	2	740	614	126
Pulp (in thousands of ADMT)	369	347	22	1,099	1,162	(63)

Sales

Paper and Packaging segment sales in the third quarter of 2024 increased by $33 million, or 3% when compared to sales in the third quarter of 2023. This increase in sales is mostly due to an increase in our net average selling prices and volume for pulp, and an increase in our net average selling prices for our packaging paper products, following its start-up in the third quarter of 2023. These increases were partially offset by lower net average selling prices for paper. Our paper volume was impacted by our paper machine closures at our Crofton and Espanola facilities earlier in 2024 and at Ashdown in early July 2024. Our pulp sales in the third quarter of 2024 was impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of the pulp operation at our Espanola facility in the fourth quarter of 2023.

Paper and Packaging segment sales in the first nine months of 2024 decreased by $229 million, or 6% when compared to sales in the first nine months of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices for pulp and paper, as well as a decrease in our Communication paper sales volumes, mostly due to a maintenance shutdown at one of our facilities in the second quarter of 2024. Our pulp sales in the first nine months of 2024 were impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of the pulp operations at our Espanola facility in the fourth quarter of 2023. The increase in our Specialty and Packaging papers volume is due to including the sales of our recently converted Kingsport mill in our first nine months of 2024 results, partially offset by the closure earlier in 2024 of the paper machine at our Espanola facility and at our Crofton facility and in early July 2024 at our Ashdown facility.

Operating income from continuing operations

Operating income from continuing operations in our Paper and Packaging segment amounted to $137 million in the third quarter of 2024, an increase of $175 million, when compared to operating loss from continuing operations of $38 million in the third quarter of 2023. Our results were positively impacted by:

•
Lower operating expenses ($87 million) when compared to the third quarter of 2023 mostly due to higher pulp production, the increase in operations of our converted Kingsport mill that had started operations in the third quarter of 2023, lower freight costs, as well as the closure of our Espanola facility and Crofton paper machine, partially offset by higher maintenance costs
•
Higher net average selling prices for pulp ($30 million)
•
Lower depreciation charges ($10 million) when compared to the third quarter of 2023, mostly due to an impairment charge ($9 million) in the third quarter of 2023 related to the announced idling of our Espanola pulp and paper mill
•
Lower closure and restructuring costs ($53 million) when compared to the third quarter of 2023 mostly due to the announced idling of our Espanola pulp and paper mill in the third quarter of 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($1 million)
•
Lower input costs ($8 million) mostly due to lower costs of chemicals and energy

These increases were partially offset by:

•
Lower net average selling prices for paper ($9 million)
•
Lower volume and mix ($5 million)

Operating income from continuing operations in our Paper and Packaging segment amounted to $242 million in the first nine months of 2024, an increase of $81 million, when compared to operating income from continuing operations of $161 million in the first nine months of 2023. Our results were positively impacted by:

•
Lower input costs ($83 million) mostly related to lower costs of fiber and chemicals
•
Lower asset conversion charges ($63 million). We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in the first nine months of 2023 compared to nil in the first nine months of 2024
•
Lower closure and restructuring costs ($45 million) when compared to the first nine months of 2023 due to the indefinite curtailment of our Crofton mill paper operations announced in January 2024 and our Ashdown paper machine announced in February 2024 compared to costs related to the idling of our Espanola pulp and paper mill in the third quarter of 2023
•
Lower operating expenses ($40 million) when compared to the first nine months of 2023 mostly due to to higher production, lower maintenance costs and lower freight costs partially offset by the sales of our Dryden pulp mill and the closure of our Espanola facility and Crofton paper machine, as well as the operations of our Kingsport mill, included in our first nine months of 2024 compare to three months in the first nine months of 2023 due to it start-up in the third quarter of 2023
•
Lower impairment of long-lived assets charges ($30 million) when compared to the first nine months of 2023 mostly due to the curtailment of our Crofton mill paper operation in 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($7 million)

These increases were partially offset by:

•
Lower net average selling prices for pulp and paper ($140 million)
•
Lower volume and mix ($23 million)
•
Higher depreciation charges ($16 million) when compared to the first nine months of 2023 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in February 2024 as well as depreciation charges from our recently converted Kingsport mill, included in our first nine months of 2024 results
•
Lower other operating income ($8 million)

PULP AND TISSUE

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2024	September 30, 2023	variance $	September 30, 2024	September 30, 2023	variance $
Sales
Paper	$179	$157	$22	$555	$440	$115
Pulp	138	111	27	399	259	140
Tissue	55	58	(3)	168	135	33
Total sales	$372	$326	$46	$1,122	$834	$288
Operating income from continuing operations	$21	$4	$17	$28	$8	$20

Shipments
Paper (in thousands of ST)	270	218	52	827	573	254
Pulp (in thousands of ADMT)	154	141	13	477	305	172
Tissue (in thousands of ST) (1)	24	24	-	73	56	17

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in our third quarter of 2024 increased by $46 million, or 14%, when compared to sales in the third quarter of 2023. This increase in sales is mostly due to an increase in our pulp and paper sales volume as well as an increase in our net average selling prices for pulp, partially offset by a decrease in our net average selling prices for paper.

Pulp and Tissue segment sales in our first nine months of 2024 increased by $288 million, or 35%, when compared to sales in the first nine months of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $224 million. Excluding the impact of two additional months of sales of Resolute in our first nine months of 2024 when compared to our first nine months of 2023, our sales increased by $64 million, mostly due to an increase in our pulp and paper sales volume as well as an increase in our net average selling prices for pulp, partially offset by a decrease in our net average selling prices for paper.

Operating income from continuing operations

Operating income from continuing operations in our Pulp and Tissue segment amounted to $21 million in the third quarter of 2024, an increase of $17 million, when compared to operating income from continuing operations of $4 million in the third quarter of 2023. Our results were positively impacted by:

•
Lower operating expenses ($6 million) when compared to the third quarter of 2023
•
Lower depreciation ($5 million)
•
Higher volume and mix ($4 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)
•
Higher average selling prices ($2 million)

These increases were partially offset by:

•
Higher input costs ($3 million)

Operating income from continuing operations in our Pulp and Tissue segment amounted to $28 million for our first nine months of 2024, an increase of $20 million when compared to operating income from continuing operation of $8 million in the first nine months of 2023. The inclusion of three months of results of Resolute in the first quarter of 2024 compared to one month of results in the first quarter of 2023, resulted in an increase in operating income from continuing operations of $13 million. Excluding the impact of two additional months of results of Resolute in our first nine months of 2024 when compared to our first nine months of 2023, our results were positively impacted by:

•
Lower operating expenses ($31 million) mostly due to lower maintenance
•
Lower input costs ($6 million) mostly related to lower costs of fiber and chemicals

•
Higher volume and mix ($6 million)
•
Higher net average selling prices for pulp ($8 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($6 million)

These increases were partially offset by:

•
Lower net average selling prices for paper ($53 million)

WOOD PRODUCTS

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2024	September 30, 2023	variance $	September 30, 2024	September 30, 2023	variance $
Sales	$232	$253	$(21)	$727	$620	$107
Operating Loss from continuing operations	$(35)	$(32)	$(3)	$(103)	$(58)	$(45)

Shipments
Wood products (in millions board feet) (1)	513	511	2	1,560	1,261	299

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in our third quarter of 2024 decreased by $21 million, or 8%, when compared to sales in the third quarter of 2023. This decrease in sales is mostly due to a decrease in our net average selling prices.

Wood Products segment sales in our first nine months of 2024 increased by $107 million, or 17%, when compared to sales in the first nine months of 2023. The inclusion of three months of sales of Resolute in the first quarter of 2024 compared to one month of sales in the first quarter of 2023, resulted in an increase in sales of $147 million. Excluding the impact of two additional months of sales of Resolute in our first nine months of 2024 when compared to our first nine months of 2023, our sales decreased by $40 million, mostly due to a decrease in our net average selling prices.

Operating loss from continuing operations

Operating loss from continuing operations in our Wood Products segment amounted to $35 million in the third quarter of 2024, an increase in loss of $3 million, when compared to operating loss from continuing operations of $32 million in the third quarter of 2023.

Our results were negatively impacted by:

•
Lower net average selling prices for wood products ($24 million)

This decrease was partially offset by:

•
Lower input costs ($9 million) mostly related to lower costs of fiber
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)
•
Lower operating expenses ($9 million)

Operating loss from continuing operations in our Wood Products segment amounted to $103 million for our first nine months of 2024, an increase in loss of $45 million when compared to operating loss from continuing operation of $58 million in the first nine months of 2023. The inclusion of three months of results of Resolute in the first quarter of 2024 compared to one month of results in the first quarter of 2023, resulted in an increase in operating loss from continuing operations of $9 million. Excluding the impact of two additional months of results of Resolute in our first nine months of 2024 when compared to our first nine months of 2023, our results were negatively impacted by:

•
Lower net average selling prices for wood products ($38 million)
•
Unfavorable inventory valuation variance ($45 million)

These decreases were partially offset by:

•
Lower input costs ($26 million) mostly related to lower costs of fiber due in part to costs related to the forest fires in Quebec regions, Canada in the second quarter of 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($7 million)
•
Lower cash deposits for duties ($2 million)
•
Lower operating expenses ($11 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our $1.0 billion ABL Revolving Credit facility, of which $430 million was undrawn and available as of September 30, 2024. Under adverse market conditions, there can be no assurance that this facility would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities, including discontinued operations, totaled $17 million in the first nine months of 2024, a $131 million difference compared to cash flows used for operating activities, including discontinued operations, of $114 million in the first nine months of 2023. This improvement in cash flows used for operating activities is primarily due to a decrease in working capital requirements as well as a reduction in our net loss. In addition, we had an income tax refund, net of payments, of $18 million during the first nine months of 2024, compared to income tax payments, net of refunds, of $68 million during the first nine months of 2023. For the three and nine months ended September 30, 2024, we contributed $20 million and $68 million, respectively (2023 – $17 million and $41 million, respectively) to the pension plans and $4 million and $11 million, respectively (2023 – $2 million and $9 million, respectively) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in the first nine months of 2024 amounted to $105 million, a $806 million difference compared to cash flows used for investing activities, including discontinued operations, of $911 million in the first nine months of 2023.

The use of cash for investing activities in the first nine months of 2024 was attributable to additions to property, plant and equipment of $211 million, partially offset by proceeds from the sales of businesses of $91 million and proceeds from the sale of property, plant and equipment of $16 million.

The use of cash for investing activities in the first nine months of 2023 was mostly attributable to the acquisition of the Resolute business, net of cash acquired, of $1,098 million, additions to property, plant and equipment of $227 million and was partially offset by the proceeds from the sale of business, net of cash disposed, of $417 million and proceeds from the sale of property, plant and equipment of $7 million.

Our annual capital expenditures for 2024 are expected to total between $300 million and $320 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $6 million in the first nine months of 2024 compared to cash flows provided from financing activities, including discontinued operations, of $1,111 million in the first nine months of 2023.

The cash flows provided from financing activities in the first nine months of 2024 was attributable to borrowings under our ABL Revolving Credit Facility ($71 million), partially offset by repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($51 million) and lower bank indebtedness ($14 million).

The primary source of cash flows provided from financing activities in the first nine months of 2023 was attributable to the proceeds from the issuance of the Farm Credit Term Loan ($930 million), issuance of capital ($583 million) and borrowings under our ABL Revolving Credit Facility ($335 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million), repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million) and repayment to related party ($236 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,444 million as of September 30, 2024 compared to $2,324 million as of December 31, 2023.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing twelve month period. This covenant did not apply as at September 30, 2024.

On September 30, 2024, we had borrowings of $406 million and $164 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $430 million.

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

During the third quarter ended September 30, 2024, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At September 30, 2024, there were $616 million of borrowings under the Farm Credit Term Loan A and $258 million of borrowings under the Farm Credit Term Loan B.

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

During the third quarter ended September 30, 2024, we repaid $5 million as required for quarterly amortization. At September 30, 2024, there were $330 million of borrowings outstanding under the Term Loan Facility. In the third quarter of 2023, we repaid $5 million as required for quarterly amortization and we also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million.

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

Pending completion of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, $250 million of the proceeds of the Notes issue were set aside as restricted cash to fund approximately half of the funds required to complete the Change of Control Offers. Such funds were reflected as restricted cash and included in Cash and cash equivalents on the Balance Sheet at December 31, 2021. Funds not utilized were to be used to redeem a portion of the Senior Secured Notes at a 100% price. On January 7, 2022, $133 million of the Senior Secured Notes were redeemed as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of September 30, 2024.

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

Domtar Notes

As of September 30, 2024, $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044, remain outstanding.

Due to Related Party

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. For more information, refer to Item 1, Financial Statements and Supplementary Data under Note 3 “Acquisition and sale of businesses” and Note 15 “Related Party Transaction”.

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

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2024, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2024, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

Our operating income (loss) can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	38
Pulp - net position	22
Wood	21
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	35
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9

1. Based on estimated 2024 capacity (ST, ADMT or MBF).

2. Based on estimated 2024 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2024, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 1, 2024, the Company acquired Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $210 million in cash, subject to customary post-closing adjustments. Of the purchase price, $100 million was funded through a contribution to equity by the Parent company. The assets acquired include facilities in Arizona, Kansas, Tennessee, Virginia, and Mexico as well as customary production and other equipment and current assets. Based upon recent results, Iconex Paper has an estimated annual run rate sales of approximately $300 million and EBITDA of approximately $50 million and employs 400 employees. The description of the transaction does not purport to be complete and is qualified in its entirety by reference to the Equity Purchase Agreement by and among Atlas Receiptco Holdings LLC, and, Domtar Paper Company, LLC, dated as of November 1, 2024 and by reference to the Asset Purchase Agreement by and among Iconex (Canada) Ltd., and, Domtar Inc. The Equity Purchase Agreement is filed as Exhibit 2.1 and the Asset Purchase Agreement is filed as Exhibit 2.2, to this Form 10-Q, the contents of which are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
2.1	Equity Purchase Agreement, dated November 1, 2024, between Atlas Receiptco Holdings LLC and Domtar Paper Company, LLC

2.2	Asset Purchase Agreement, dated November 1, 2024, between Iconex (Canada) Ltd. and Domtar Inc.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: November 4, 2024

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)