Form 10-K
period 2024-12-31
Domtar CORP
filed 2025-02-27
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, was nil.

There are no publicly traded common shares of Domtar Corporation.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 90 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

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

REPORTABLE SEGMENTS

We manage and report our operating results through three reportable segments, also referred to as Business Units: Paper and Packaging, Pulp and Tissue and Wood Products. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 21 “Segment Disclosures” and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

OUR BUSINESS OVERVIEW

Paper and Packaging: We have six integrated pulp and paper mills, with an annual paper production capacity of approximately 2.2 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We also have one mechanical paper mill with an annual paper production capacity of 265,000 tons of coated papers, directory and specialty papers. Our paper manufacturing operations are supported by converting and forms manufacturing operations. We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. In 2023, we started operations at our newly converted packaging mill in Kingsport. The mill manufactures packaging materials made from 100% recycled content with a production capacity of approximately 600,000 tons annually of high-quality recycled linerboard and corrugating medium, providing us with a strategic footprint in a growing market. In addition, we produce fluff pulp at our pulp mills at Ashdown and Plymouth and softwood pulp at our Skookumchuck and Crofton pulp mills. Approximately 49% of the pulp that we produce is consumed internally to manufacture paper, with the balance being sold as market pulp. We can sell approximately 1.8 million metric tons of market pulp per year depending on market conditions.

Pulp and Tissue: We produce softwood and recycled bleached kraft pulp at three facilities, and we can sell approximately 0.6 million metric tons of market pulp. We produce softwood pulp at our pulp mill in Saint-Félicien, fluff pulp at our Coosa Pine pulp mill and recycled pulp at our Menominee pulp mill. We produce newsprint and specialty papers at six mills strategically located to serve major markets with a total capacity of 1.3 million tons. Our specialty papers comprise uncoated mechanical papers, including supercalendered paper and white paper. We produce tissue products at three facilities, with a total capacity of 128,000 tons. We have a total of 11 tissue converting lines. We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades.

Wood Products: We own or operate 14 sawmills in Canada and two sawmills in the U.S. South, with a total mechanical capacity of approximately 2,791 million board feet. Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our pulp and paper mills in the U.S. as well as third-party pulp and paper mills and other end users to be used as fuel to produce electricity and steam based on renewable sources. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility.

OUR OPERATIONS

Paper, Pulp and Tissue

The table below lists our operating paper, pulp and tissue manufacturing facilities, the number of machines we operate and their annual production capacity:

	Fiberline Pulp Capacity		Saleable Paper		Tissue
	# lines	('000 ADMT) (1)	# machines	('000 ST) (1, 2)	# machines	('000 ST) (1)
PAPER AND PACKAGING
Paper
Windsor, Quebec	1	447	2	642	—	—
Hawesville, Kentucky	1	412	2	596	—	—
Marlboro, South Carolina	1	320	1	274	—	—
Johnsonburg, Pennsylvania	1	228	2	344	—	—
Nekoosa, Wisconsin	1	155	3	168	—	—
Rothschild, Wisconsin	1	65	1	131	—	—
Port Alberni, British Columbia	—	—	2	265	—	—
Kingsport, Tennessee	—	—	1	600	—	—
Total	6	1,627	14	3,020	—	—
Pulp
Ashdown, Arkansas	3	725	—	—	—	—
Plymouth, North Carolina	2	390	—	—	—	—
Crofton, Bristish Columbia	2	380	—	—	—	—
Skookumchuck, British Columbia	1	290	—	—	—	—
Total	8	1,785	—	—	—	—
TOTAL Paper and Packaging	14	3,412	14	3,020	—	—
Trade Pulp (3)		1,755

PULP AND TISSUE
Paper
Grenada, Missisippi	—	—	1	259	—	—
Clermont, Quebec	—	—	1	244	—	—
Gatineau, Quebec	—	—	1	214	—	—
Alma, Quebec	—	—	1	233	—	—
Dolbeau, Quebec	—	—	1	159	—	—
Kénogami, Quebec	—	—	1	148	—	—
Total	—	—	6	1,257	—	—
Pulp
Saint-Félicien, Quebec	1	357	—	—	—	—
Coosa Pines, Alabama	1	266	—	—	—	—
Menominee, Michigan	1	171	—	—	—	—
Total	3	794	—	—	—	—
Tissue
Calhoun. Tennessee	—	—	—	—	1	66
Hialeah, Florida	—	—	—	—	2	34
Sanford, Florida	—	—	—	—	1	28
Total	—	—	—	—	4	128
TOTAL Pulp and Tissue	3	794	6	1,257	4	128
Trade Pulp (3)		619

(1) ADMT refers to an air-dry metric ton and ST refers to short ton. (2) Paper capacity is based on an operating schedule of 360 days and the production at the winder. (3) Estimated third-party shipments dependent upon market conditions.

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

(in million board feet)	Total Capacity

Canada
Quebec (1)	1,855
Ontario	592
U.S.	344
2,791

(1) Includes Sociéte en Commandite Scierie Opitciwan, located in Obedjiwan, an equity method investment in which we have a 45% interest. The amounts in the above table include the sawmill’s total capacity.

The table below lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated during the year ended December 31, 2024, and their respective 2024 capacity. Total capacity is based on an operating schedule of approximately 355 days.

Total Capacity
Remanufactured Wood Products Facilities (Quebec) - in million board feet	82
Engineered Wood Products Facilities (Quebec) - in million linear feet	120
Wood Pellet Products Facility (Ontario) - in thousands of metric tons	45

Other products

We sell power produced from renewable sources and wood-related products and by-products to customers located in U.S. and Canada. Sales of these other products are considered a recovery of the cost of manufacturing our primary products.

OUR PRODUCT OFFERING

Paper

Our paper sales channels are aligned to bring a competitive and complete product offering to our varied customers. Our sales, customer service, marketing and production teams work closely together to provide high-quality products, exceptional service and expert support to merchants, converters, end-users, stationers, printers and retailers. We sell our products indirectly through distribution networks and directly to end-users and others who influence paper purchasing decisions in order to enhance brand recognition and increase demand for our products. In addition, our sales, marketing and product management teams work closely with technology teams and mill-based product development personnel and undertake product development and innovation initiatives with customers in order to better serve their business needs and to support future growth opportunities.

We sell business papers primarily to office supply retailers, dealers, wholesalers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing, transactional printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. Our publishing papers portfolio is comprised of uncoated and coated mechanical papers, as well as uncoated freesheet papers. Our publishing papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags and other commercial printing applications. We sell newsprint to newspaper publishers worldwide and to commercial printers in North America for uses such as inserts and flyers. Our packaging paper is comprised of high-quality recycled linerboard and corrugating medium that we sell to independent corrugated box converters for use in a wide range of packaging applications.

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

Wood products

Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our sawmills also supply wood residue to our pulp and paper mills to be used as fuel to produce electricity and steam. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our pulp and paper mills in the U.S. as well as third party pulp and paper mills and other end-users. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.

Tissue

We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades and are ideally suited to serve U.S. customers. We also sell parent rolls not converted into tissue products.

Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations from one or more globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements.

OUR CUSTOMERS

Our ten largest customers represented approximately 27% of our sales in 2024. In 2024, no single customer represented 10% or more of our sales. The majority of our customers purchase products through individual purchase orders. In 2024, approximately 72% of our sales were in the United States, 11% were in Canada, 10% in Asia and 7% were in other countries.

OUR RAW MATERIALS

The manufacturing of our products require fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

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

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include biomass, natural gas and electricity. A significant portion of our total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, substantially all of which are generated as by-products from our manufacturing processes. The remainder of the energy comes mainly from natural gas, electricity and from smaller amounts of other fossil fuels as well as purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that provide us with our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce power and steam that are used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have energy cogeneration at a number of our integrated pulp and paper mills. These units generate energy from primarily renewable biomass. We also have one hydroelectric generation and transmission network which consists of seven generating stations with 170 MW of capacity. The water rights agreements required to operate some of these facilities typically range from 10 to 50 years. In some cases, the agreements are contingent on the continued operation of the related paper mills and a minimum level of capital spending in the region. For the other facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located. Smaller hydro assets are also present at three locations: Espanola, Nekoosa and Rothschild.

All these generating assets produce the electricity requirements of our manufacturing operations, with the balance supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as provide lighting.

OUR COMPETITION

The markets in which our products are sold are highly competitive. Our products compete against similar products from many large and small companies, including well-known global competitors. We also compete, in some instances, with companies in other industries and against substituted wood-fiber products. We are well positioned in the industry segments and markets in which we operate, often holding a leadership or significant market share position. For our paper products, we compete primarily on the basis of product quality, breadth of offering, service solutions and competitively priced paper products, which include an extensive offering of high-quality Forest Stewardship Council (“FSC”)-certified paper products. Price, quality, service, fiber sources and freight costs are considered the main competitive determinants for our pulp products. Because there are few distinctions between lumber from different producers, competition is primarily based on price for our wood products. As with other global commodities, the competitive position of our products is significantly affected by fluctuations in foreign currency exchange rates.

OUR HUMAN CAPITAL

We have approximately 13,700 employees, 46% are employed in the United States and 54% in Canada. 56% of our employees are covered by collective bargaining agreements.

Attraction and Retention

We are committed to fostering a workplace that attracts and retains talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, and community engagement, we aim to directly influence positive work behavior and on-the-job performance. In hiring and promoting employees, we strive to select the individuals who are the most qualified for the positions. We believe that a diverse workplace is in the best interest of Domtar, and, respecting applicable constraints, we seek to be an inclusive workplace. We have a strict non-discrimination and anti-harassment policy. However, we view inclusion as more than just policies and practices. It is part of who we are, how we operate, and essential to our long-term sustainability. We strive to create an inclusive workplace where people can bring their authentic selves to work and feel valued and included.

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

Domtar strives to execute this commitment to sustainability at every level and every location across the Company. The overall responsibility for our performance in this area resides with our executive team, and we rely on our employees to support the delivery of our key objectives and implement related plans. The committees are cross-functional groups of senior managers and subject-matter experts from manufacturing, sales, environment, human resources, finance and legal, among other departments. Tasked with developing and driving our sustainability strategy and performance based on high priority issues, the committees are focused on improving the net impact of our operations, and maintaining a constructive dialogue with our customers, partners and key stakeholders to ensure alignment and support on our goals. Committee responsibilities also include setting annual targets and providing project oversight on the company’s long-term objectives. Our sustainability goals, challenges and progress are reported annually on the Company’s website and other published reports. References to published reports and website are for informational purposes only, and neither the published reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

OUR ENVIRONMENTAL COMPLIANCE

Our business is subject to a wide range of general and industry-specific laws and regulations in the U.S. and Canada, relating to the protection of the environment, including those governing wood harvesting, air emissions, climate change, wastewater discharges, storage, management and disposal of hazardous substances and wastes, contaminated sites, landfill operation and closure obligations and health and safety matters. Compliance with these laws and regulations is a significant factor in the operation of our business. We may encounter situations in which our operations fail to maintain full compliance with applicable environmental requirements, possibly leading to civil or criminal fines, penalties or enforcement actions, including those that could result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures at substantial costs, such as the installation of additional pollution control equipment or other remedial actions.

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the section of Critical accounting estimates and policies, under the caption “Environmental Matters and Asset Retirement Obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, EarthChoice®, Ariva®, Resolute®, Resolute Forest Products® and Resolute Tissue®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the U.S. and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS

Name	Age	Position and Business Experience
Steve Henry	52

President of the Paper and Packaging Business Unit. Mr. Henry was appointed as President of the Paper and Packaging Business Unit in July 2023. In addition to his role as President of Paper & Packaging, Mr. Henry was also appointed to serve on the Management Board in September 2024. Prior to his current appointment, Mr. Henry served as Domtar’s Executive Vice President and Chief Operating Officer and member of the Management Committee leading Domtar’s pulp, paper and packaging operations and commercial functions. He previously also served as Domtar’s Senior Vice President Packaging, Vice President of Strategy and Business Analysis and held various positions at Domtar’s Hawesville, KY pulp and paper mill, including mill general manager. Prior to joining Domtar in 2011, he held a variety of mill and corporate positions at Georgia-Pacific, Weyerhaeuser and International Paper.

Joe Ragan	63

Executive Vice President and Chief Financial Officer of the Company. Mr. Ragan was previously President and Chief Investment Officer of Paper Excellence Group and was appointed to his new role in April 2023. He brings more than 30 years of financial experience to Domtar, having previously served as CFO at several multi-billion-dollar corporations prior to joining Paper Excellence Group in 2020. He has extensive global financial leadership experience, having led all areas of finance including global reporting, treasury, investor relations, international tax, financial analysis/planning, mergers and acquisitions, and internal/external audit in previous positions. He was named CFO of the year in 2007 by the Washington (D.C. metro area) Business Journal, then again in 2008 by SmartCEO magazine.

Luc Thériault	53

President of the Wood Products Business Unit. Mr. Thériault re-joined the Company in August 2024 in this role. He was previously employed by Resolute Forest Products from 2002 to 2020, culminating in his role as Senior Vice President of Wood Products. During his tenure, his leadership and vision were key in shaping our business strategy, enhancing health and safety programs, strengthening sales and customer relationships, and optimizing harvesting and manufacturing processes. Mr. Thériault is a Chartered Professional Accountant. From 2021 until his return to the Company, he served as a Special Advisor to the Owners and Chief Financial Officer for a privately held vegetable producer in Canada.

Richard Tremblay	61

President of the Pulp and Tissue Business Unit. Mr. Tremblay was previously the Senior Vice President, Pulp, Paper and Tissue Operations of one of the predecessor companies until February 2, 2024, when he was promoted to President. He previously served as Senior Vice President, Pulp and Paper, from June 2015 to February 2018, and as Senior Vice President, Pulp and Paper Operations, from February 2014 to May 2015. He served as interim Senior Vice President, Pulp and Paper Operations, from November 2013 to January 2014, and as Vice President, Pulp and Paper Operations, from June 2011 to October 2013. Prior to joining Resolute in June 2011, he served as General Manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.

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

These statements reflect management’s current beliefs and are based on information currently available to management. Our future financial condition and results of operations, as well as any forward-looking statements, are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control and are amplified by current and potential trade and tariff actions affecting the countries where we operate, that could cause actual results to differ materially from historical results. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to those discussed in Item 1A “Risk Factors,” and:

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
•
economic or geopolitical developments, including protectionist trade policies such as tariffs, or other events;
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
•
changes in currency exchange rates, particularly the relative value of the Canadian dollar to the U.S. dollar;
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

Historically, economic and market shifts, fluctuations in capacity, tariffs or other trade barriers and changes in foreign currency exchange rates have created cyclical changes in prices, demand and margins for the Company’s products. The length and magnitude of industry cycles have varied over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of capacity. Any decline or stagnation in macroeconomic conditions could lead to lower sales volumes and reduced margins for the Company's products. During periods of weak or weakening global economic conditions, the Company would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for its products as its customers delay or reduce their expenditures. For example, during an economic downturn, the Company's paper products could face more intense pressure from electronic substitution, end consumers may reduce printed newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for the Company's products by its customers. In addition, demand for the Company's market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products. An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry and the repair and remodeling segment, which are significant drivers of demand for the Company's lumber and other wood-based products.

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

The Company’s operations consume substantial amounts of energy such as biomass, natural gas, electricity and wood residue. The main raw materials the Company uses in its manufacturing process are wood fiber and chemicals. The prices for raw materials and energy are volatile, affected by inflation, tariffs or other trade barriers and may change rapidly, which impacts the Company's manufacturing costs, directly affects its results of operations and may contribute to earnings volatility. While the Company purchases substantial portions of its energy under supply contracts, most of these contracts are based on market pricing. The Company also relies on service providers and contractors in its operations, the costs of which have also increased due to workforce shortages and inflation.

For the commodity products of the Company, the relationship between supply and demand, rather than changes in the cost of raw materials or purchased energy, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in raw material or energy prices, including due to factors like changing import duties and tariffs, without any corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

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

A majority of the Company’s employees are represented by unions through collective bargaining agreements generally negotiated on a facility-by-facility basis. In the future, the Company may not be able to negotiate acceptable new collective bargaining agreements, which could result in strikes or work stoppages or other labor disputes by affected workers. Renewal of collective bargaining agreements could also result in higher wages or benefits paid to union members. In addition, labor organizing activities could occur at any of the Company’s facilities. Therefore, the Company could experience a disruption of its operations or higher ongoing labor costs, which could have a material adverse effect on its business and results of operations.

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
•
new or increased tariffs and/or trade barriers;
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

The Company is continuously seeking the most cost-effective means and structure to serve its customers and to respond to changes in its markets and declining demand for some of its products or to address productivity issues. Accordingly, from time to time, the Company has, and is likely to again curtail production, indefinitely or permanently shut-down machines or facilities, sell non-core assets and otherwise restructure operations to improve competitiveness and profitability. Likewise, new or increased tariffs and/or trade barriers and our response to these tariffs and barriers could limit our ability to offer and deliver our products on a cost-effective basis. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of the Company's operating expenses, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt its ordinary operations, or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve their goals, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

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

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to fund environmental liabilities or expenditures.

The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, financial results or condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of regulation under a wide variety of U.S. federal and state and Canadian laws, regulations and other government requirements, including among others, those relating to antitrust and competition laws, financial reporting and disclosure obligations, custom, tariffs and trade, timber and water rights, occupational health and safety laws, data privacy, pension, benefit plans, labor and employment laws, the manufacture and sale of consumer products, including product safety and liability, the environment, and Indigenous peoples, among others. Many of these laws and regulations are complex and subject to evolving and differing interpretation. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, including without limitation, higher tariffs or new barriers to entry, has required in the past, and could require in the future, substantial expenditures by the Company and adversely affect its results of operations. In addition, noncompliance with laws and regulations could significantly damage and require the Company to spend substantial amounts of money to rebuild its reputation which may have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies.”

Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions.

The Company produces products in the U.S. and Canada and sells products worldwide. Under trade and investment treaties and domestic trade laws, custom duties (also called tariffs) can be imposed by national governments where imports are “dumped” or “subsidized” and such imports cause material injury, or an imminent threat of injury, to a domestic industry. International trade laws also generally provide that national governments can adopt countervailing measures, including countervailing duties, regarding imported products that are subsidized through foreign government programs under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both, which are generally initiated at the request of local producers. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a tariff equal to the amount of dumping or subsidization, as applicable, should be imposed on the importer of the product. Tariffs can be legally challenged before local or international review bodies, but national governments will generally continue levying deposits on estimated customs duties during the pendency of such review proceedings, which can span over many years. Legal rules applicable to tariffs could also be modulated should certain national governments amend their legislation or withdraw from international treaties on tariffs or should such international treaties be renegotiated or terminated. Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require the Company to change the way it conduct business and adversely affect its financial condition, results of operations, reputation and our relationships with customers, suppliers and employees in the short- or long-term. Likewise, changes in laws and policies governing foreign trade, manufacturing, development and investment in the territories or countries where we currently sell our products or conduct our business could adversely affect our business.

As an example, on February 1, 2025, the U.S. government announced a 25% tariff on product imports from certain countries, including Mexico and Canada, and 10% tariffs on product imports from certain countries, including China, and the subsequent announcement that the Administration intended to pause tariffs on Canada and Mexico for a month. These actions are expected to result in retaliatory measures on U.S. goods. If maintained, the newly announced tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the Company business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions the Company take to adapt to new tariffs or trade restrictions may cause the Company to modify its operations or forgo business opportunities.

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

The Company has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, six administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of December 31, 2024, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 6.74% and 7.66%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA or by a U.S. court. Commerce is expected to issue its final determination in the sixth administrative review of the countervailing and anti-dumping investigations in 2025.

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

The Company may become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that the Company believes could have a material adverse effect if not resolved in its favor, or that the Company believes to be significant, are discussed in Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies.” However, the Company's reports do not disclose or discuss all matters of which it is aware. If the Company assessment of the probable outcome or materiality of a matter is not correct, the Company may not have made adequate provision for such loss and its financial condition, cash flows, or results of operations could be adversely impacted.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,501 million as of December 31, 2024, compared to $2,324 million as of December 31, 2023. The Company’s net indebtedness level is mainly due to the Resolute acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data, under Note 17 “Long-term debt”, for more details.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,501 million as of December 31, 2024. A substantial majority of this amount, approximately $1.6 billion, matures in 2028. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility, its Farm Credit Term Loan and its Bank Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flows. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

The Company’s business may not generate sufficient cash flow from operations and future borrowings may not be available to the Company under its ABL Revolving Credit Facility or otherwise in amounts sufficient to enable the Company to service its indebtedness, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility, its Farm Credit Term Loan and its Bank Term Loan and borrowings, if any, under its ABL Revolving Credit Facility or to fund its other liquidity needs. If the Company cannot service its debt, the Company will have to take actions such as reducing or delaying capital investments, selling assets, restructuring or refinancing its debt or seek additional equity capital. Any of these remedies may not be executed on commercially reasonable terms, or at all, and may impede the implementation of its business strategy. Furthermore, the secured and unsecured long-term notes, the First Lien Term Loan Facility, Farm Credit Term Loan, Bank Term Loan and the ABL Revolving Credit Facility may restrict the Company from adopting any of these alternatives. Because of these and other factors that may be beyond its control, the Company may be unable to service its indebtedness.

An increase in interest rates could have a material adverse effect on the Company's business.

Borrowings under the Company's ABL Revolving Credit Facility and under its First Lien Term Loan, Farm Credit Term Loan and Bank Term Loan bear interest at rates that are calculated based on SOFR or a base rate plus, in each case, an applicable margin. As a result, the Company is exposed to risks associated with an increase in interest rates, including if the U.S. Federal Reserve raises its benchmark interest rate. The Company may utilize derivative financial instruments, such as interest rate swaps, to manage its interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect the Company's business, financial position and results of operations by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.

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

It is also possible that regulators, including Canadian provincial pension regulators, could attempt to compel additional funding of certain of the Company's pension plans, including its Canadian registered pension plans, in respect of plan members associated with sites it formerly operated. On June 12, 2012, one of our subsidiaries filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit, which could reach up to $104 million ($CDN150 million), within those plans, would have to be funded if the Company does not obtain the relief sought. Refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies”, for more details. At this time, the Company cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

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

We could be required to record additional valuation allowances against our recognized deferred income tax assets and we could be limited in our use of certain tax attributes.

The Company recorded significant deferred income tax assets relating to our U.S. and Canadian operations in our Consolidated Balance Sheet as of December 31, 2024. If, in the future, the Company determines that it is likely that we will be able to recognize these deferred income tax assets as a result of sustained cumulative losses in our U.S. or Canadian operations, the Company could be required to record additional valuation allowances for the portion of the deferred income tax assets that is less likely to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would adversely impact its results of operations.

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

Conditions in the global geopolitical and economic environment, including protectionist trade policies such as tariffs, or other events, can adversely affect the Company’s business, results of operations and financial position.

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

The Company may be negatively impacted by geopolitical issues or crises in individual countries or regions, including sovereign risk related to a default by or deterioration in the credit worthiness of local governments, change in the terms of, or countries that are parties to, bilateral and multi-lateral trade agreements and arrangements, limitation on the ability of potential customers to import products or obtain foreign currency for payment of imported products and political and economic instability, including new or increased tariffs and/or trade barriers, pandemics, significant civil unrest, acts of war or terrorist activities, or unstable or unpredictable governments in countries in which the Company operates or trades.

The Company is affected by changes in currency exchange rates.

The Company has manufacturing operations in the U.S. and Canada. As a result, it is exposed to movements in foreign currency exchange rates in Canada. The Company sells its products mainly in transactions denominated in U.S. dollars, but it also sells in certain local currencies, including the Canadian dollar, the euro, and the pound sterling. Certain assets and liabilities, including a substantial portion of the Company’s net pension and other postretirement benefit obligations and its deferred income tax assets, are denominated mainly in Canadian dollars and are exposed to foreign currency movements. The Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Additionally, there has been, and may continue to be, volatility in currency exchange rates. The Company’s risk management policy allows hedging a significant portion of its cash flow exposure to fluctuations in the Canadian dollar. There can be no assurance that the Company will be protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s results of operations and financial position.

The Company is subject to the potential loss of important customers or a significant change in customer relationships or in customer demand for its products, as well as accounts receivable credit risk exposure, which could materially adversely affect the Company’s business, financial condition or results of operations.

The Company’s ten largest customers represented approximately 27% of its sales in 2024. Losing important customers, decreases in demand for products from an important customer or increases in accounts receivable credit risk exposure due to financial difficulties of its customers, could materially adversely affect the Company’s business, financial condition or results of operations.

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

The Company is subject to U.S. and foreign tax laws and regulations. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating its provision and accruals for these taxes. International tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”), enacted in 2017. Finally, foreign governments may or already have enacted tax laws inspired by the U.S. Tax Reform, such as legislation to adopt the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting - Pillar Two, that further changes global taxation and could materially impact our financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We are committed to our goal to protect sensitive business-related and personal information, as well as our information systems. We are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, financial conditions and results of operations.

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

Production facilities

We own substantially all of our production facilities. As of December 31, 2024, we operated manufacturing and process facilities in the U.S. and Canada. Our paper manufacturing operations are supported by converting and forms manufacturing operations (including a network of plants located offsite from our paper making operations) as well as sales offices, regional replenishment centers and warehouse facilities located in the U.S. and Canada. For more information on our production facilities, refer to Item 1, Business, under “Our Operation” section.

We lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Approximately 55% of our paper production capacity is in the U.S. and 45% is in Canada. Approximately 65% of our pulp production capacity is in the U.S. and 35% is in Canada. All our tissue production capacity is in the U.S. and 88% of our sawmills mechanical capacity is in Canada and 12% in the U.S.

Forestlands

We have access to fiber from 44 million acres of public forestlands in Canada that are licensed and regulated by the provincial and federal government. Subject to our ability to maintain the licenses, we believe that these forestlands will provide a continuous supply of wood for the foreseeable future needs.

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

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under, Note 19 “Commitments and Contingencies”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2024, there were no publicly traded common shares of Domtar Corporation.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air-dry metric ton. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars.

For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 1, 2024).

Recent Events and Items Affecting Comparability of Financial Results

Acquisitions and Divestitures

Domtar Corporation acquired Iconex Paper

On November 1, 2024, we acquired Iconex Paper for a purchase price of $208 million in cash, subject to customary post-closing adjustments. Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial services from its five North American locations in Arizona, Kansas, Tennessee, Virginia, and Mexico. Iconex Paper employs approximately 400 employees and an estimated annual run rate sales of approximately $300 million. For the year ended December 31, 2024, we recognized $3 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

Sale of El Dorado, Arkansas sawmill

On August 1, 2024, we sold our sawmill located in El Dorado, Arkansas, to Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”), for a purchase price of $73 million in cash, subject to customary adjustments. We recorded a gain on disposal of assets of $5 million.

Domtar Corporation acquired Catalyst Paper Corporation - transaction between entities under common control

On October 27, 2023, we completed the acquisition of all the outstanding common and preferred shares of Catalyst Paper Corporation (“Catalyst”), which includes one pulp and paper mill and one paper mill, both located in British Columbia, for a purchase consideration of $1 dollar. Paper Excellence Group of companies owned both Domtar and Catalyst.

The acquisition of Catalyst was accounted for as a transaction between entities under common control, which requires that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of Catalyst. For the year ended December 31, 2023, we recognized $2 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

Domtar Corporation acquired Skookumchuck Pulp Inc. - transaction between entities under common control

On June 29, 2023, we completed the acquisition of all the outstanding common and preferred shares of Skookumchuck Pulp Inc. (“SPI”), a pulp mill in British Columbia, for a purchase consideration of $185 million. Paper Excellence Group of companies owned both Domtar and SPI.

The acquisition of SPI was accounted for as a transaction between entities under common control, which requires that SPI's related asset and liabilities be transferred at their historical carrying amounts on the acquisition date and requires retrospective combination of entities as if the combination had been in effect since the inception of common control, which was November 30, 2021. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of businesses” for more information on the acquisition of SPI. For the year ended December 31, 2023, we recognized $1 million of transaction related costs associated to this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

Paper Excellence completes the acquisition of Resolute through Domtar Corporation

On March 1, 2023, Paper Excellence completed the acquisition of Resolute through Domtar (referred to as "the Acquisition"). The acquisition date fair value of the consideration transferred is $1.696 billion, less cash acquired of $480 million and including the contingent value right on softwood lumber duty deposit refunds. The purchase price allocation reflects a gain of $225 million recorded under Other operating (income) loss, net in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). The Resolute businesses manufacture and market a diverse range of products, including market pulp, tissue, wood products and paper. Following the Acquisition date, the operating results of the Resolute business have been included in our consolidated financial statements. Our year 2023 reflects Resolute financial results for the ten months from March 1, 2023, to December 31, 2023. These financial statements may not be indicative of our future performance. Refer to Item 8, Financial Statements and Supplementary Data, under Note 3 “Acquisition of Business” for additional information.

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

As a condition to obtain the approval of the Acquisition from the Canadian Competition Bureau, we were required to commit to the divestiture of our Dryden, Ontario pulp mill (Domtar) and Thunder Bay, Ontario pulp and paper mill (Resolute). On August 1, 2023, we completed the sale of the Dryden pulp mill and related assets for a purchase price of $186 million. On August 1, 2023, we completed the sale of the Thunder Bay pulp and paper mill and related assets for a purchase price of $231 million. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

Closure, Restructuring and Asset Conversion Costs

Ashdown

On February 21, 2024, we announced that we would indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.
For the year 2024, we recorded $30 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $4 million of write-off of inventory and $1 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. As a result, we recorded $8 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 – $25 million of write-off of property, plant and equipment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, we announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, we announced that operations would be curtailed permanently. For the year ended December 31, 2024, we recorded $4 million of severance and termination costs, and $2 million of write-off of inventory, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the year ended December 31, 2023, we recorded $8 million of severance and termination costs, and $8 million of environmental closure costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). These charges were recorded under Corporate and Other.

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024.

For the year ended December 31, 2024, we recorded $2 million of inventory obsolescence, $1 million of severance and termination costs, and $2 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the year ended December 31, 2023, we recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $23 million of inventory obsolescence, $12 million of severance and termination costs, $14 million of pension and other post-retirement costs and $9 million of other costs, under Closure and restructuring costs, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

The conversion was fully completed in June 2023. For the year ended December 31, 2023, we recorded $63 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). These charges were recorded under our Paper and Packaging segment.

Other Costs

During 2024, other costs related to previous and ongoing closures and restructuring included $2 million of severance and termination costs and $12 million of other costs (2023 - $1 million of severance and termination costs and $11 million of other costs).

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 90 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp producer. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

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

2024 HIGHLIGHTS

For the year ended December 31, 2024, we reported operating income from continuing operations of $218 million, compared to operating income from continuing operations of $264 million for the year ended December 31, 2023.

The year 2023 includes ten months of operations of Resolute following its acquisition on March 1, 2023, while the year 2024 included 12 months of operations of Resolute. The decrease of $46 million in operating income from continuing operations is mainly driven by a gain on acquisition of business related to our Resolute acquisition of $225 million and a $63 million gain on a litigation settlement related to previous operations of our Catalyst business, both recorded in 2023. When we compare 2024 to 2023, we had lower average selling prices for the majority of our products, partially offset by the inclusion of 12 months, rather than ten months, of the results of Resolute, lower input costs, lower freight cost and lower maintenance costs. In addition, in 2023, we recognized $86 million of closure and restructuring costs mostly related to the idling of our Espanola pulp and paper mill, $68 million of transaction costs mostly due to our Resolute acquisition, as well as asset conversion costs of $63 million related to our Kingsport mill conversion, compared to $30 million of closure and restructuring costs in 2024 mostly related to paper machine closures in 2024.

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

In the markets in which our businesses operate, a portion of our products, including inputs, are imported from other jurisdictions. On February 1, 2025, the United States government announced new tariffs on imports from Canada, Mexico and China, and the subsequent announcement that the Administration intended to pause tariffs on Canada and Mexico for a month. While we are still evaluating the potential impact of these announced tariffs on our business as well as our ability to mitigate the impact, they could negatively impact our revenue and cost of goods sold. In addition, retaliatory tariffs imposed by other countries or other potential government actions, would likely result in further adverse impacts to our revenue and cost of goods sold.

OUTLOOK

In 2025, we expect the demand and pricing for paper to remain stable and we expect some improvements in pulp demand and price. We will continue to closely monitor our inventory levels and balance our production with our customer demand. For our Wood Products business, we saw improvement in lumber demand in the last quartile of 2024 and we expect this trend to carry on into the balance of the year. We remain positive on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change given the macro environment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our 12 months ended December 31, 2024, and 2023, sales, operating income (loss) and other information relevant to the understanding of our results from continuing operations.

	Year ended December 31, 2024	Year ended December 31, 2023 (1)
(In millions of dollars, unless otherwise noted)

Sales	$7,154	$6,936
Operating Expenses
Cost of sales, excluding depreciation and amortization	6,222	6,011
Depreciation and amortization	336	283
Selling, general and administrative	410	411
Impairment of long-lived assets	—	34
Closure and restructuring costs	30	86
Asset conversion costs	—	63
Transaction costs	3	68
Other operating income, net	(65)	(284)
	$6,936	$6,672
Operating income from continuing operations	$218	$264
Interest expense, net	237	234
Non-service components of net periodic benefit cost	(20)	(12)
Earnings before income taxes	$1	$42
Income tax expence (benefit)	18	(233)
(Loss) earnings from continuing operations	$(17)	$275
Earnings from discontinued operations, net of taxes	—	13
Net (loss) earnings	$(17)	$288

Sales, per segment
Paper and Packaging	$4,727	$4,907
Pulp and Tissue	1,510	1,202
Wood Products	1,006	860
Total for reportable segment	$7,243	$6,969
Intersegment sales	(89)	(33)
Consolidated sales	$7,154	$6,936

Operating income (loss) from continuing operations, per segment
Paper and Packaging	$331	$238
Pulp and Tissue	53	24
Wood Products	(113)	(104)
Total for reportable segment	$271	$158
Corporate and Other	(53)	106
Consolidated operating income from continuing operations	$218	$264

	At December 31,	At December 31,
	2024	2023
Total assets	$7,316	$7,531
Total long-term debt, including current portion and due to related party	$2,630	$2,513

(1) As a result of the acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the year ended December 31, 2023, only reflect Resolute financial results for the period from March 1, 2023, to December 31, 2023.

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the 12-month periods ended December 31, 2024 and 2023. The

12-month periods are also referred to as 2024, and 2023. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year ended December 31, 2024	Year ended December 31, 2023 (1)	Variance 2024 vs. 2023
FINANCIAL HIGHLIGHTS
(In millions of dollars, unless otherwise noted)
Sales	$7,154	$6,936	$218
Operating income from continuing operations	218	264	(46)
(Loss) earnings from continuing operations	(17)	275	(292)
Earnings from discontinued operations, net of taxes	—	13	(13)
Net (loss) earnings	(17)	288	(305)

(1) As a result of the acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the year ended December 31, 2023, only reflect Resolute financial results for the period from March 1, 2023 to December 31, 2023.

2024 vs. 2023

Analysis of Sales

Sales in 2024 increased by $218 million, or 3% when compared to sales in 2023. The inclusion of 12 months of sales of Resolute in 2024 compared to 10 months of sales in 2023, resulted in an increase in sales of $371 million. Excluding the impact of two additional months of sales of Resolute in 2024 when compared to 2023, our sales decreased by $153 million, mostly due to a decrease in our net average selling prices for our pulp and paper products, as well as a decrease in our paper sales volume, in part due to our paper machine closures at our Crofton, Espanola and Ashdown facilities. Our pulp sales volume was also impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023. In addition, our 2024 sales include 12 months of sales from our converted packaging mill compared to six months in 2023.

Analysis of change in Operating Income from continuing operations

Operating income from continuing operations in 2024 decreased by $46 million when compared to 2023. The inclusion of 12 months of operations of Resolute in 2024 compared to 10 months of operations in 2023, resulted in an increase in operating income from continuing operations of $33 million. Excluding the impact of two additional months of operations of Resolute in 2024 when compared to 2023, operating income from continuing operations amounted to $219 million in 2024, a decrease of $79 million compared to operating income from continuing operations of $298 million in 2023. This decrease is principally driven by a gain on acquisition of business related to our Resolute acquisition of $225 million and a $63 million gain on a litigation settlement related to previous operations of our Catalyst business, both recorded in 2023. When we compared 2024 to 2023, we had lower average selling prices for our pulp and paper products, partially offset by lower input costs, lower freight costs and lower maintenance costs. Our paper volume was impacted by our paper machine closures at our Crofton and Espanola facilities earlier in 2024 and at Ashdown in early July 2024. Our pulp sales volume was impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of our Espanola pulp mill in the fourth quarter of 2023. In addition, in 2024, we recognized $30 million of closure and restructuring costs compared to $86 million in 2023. In 2023, we recognized asset conversion costs of $63 million related to the conversion of our Kingsport facility compared to nil in 2024, due to the start-up of our Kingsport operations in the second half of 2023. In 2023, we recognized $44 million of transaction costs related to our acquisition of Resolute compared to nil in 2024, under Corporate and Other, excluding costs expensed by Resolute.

OTHER FACTORS

Corporate and Other

For the year 2024, our corporate and other were a loss of $53 million, a decrease of $159 million compared to 2023. This decrease in income was mostly due to a gain on a business acquisition of $225 million, related to our Resolute acquisition in 2023, a litigation settlement gain of $63 million in 2023, partially offset by lower transaction costs of $65 million, lower closure and restructuring costs of $4 million and higher gains on assets disposal of $40 million when compared to 2023.

Interest Expense, net

We incurred $237 million of net interest expense in 2024, an increase of $3 million compared to net interest expense of $234 million in 2023. Interest expense increased due to higher average debt levels in 2024. In 2024, we had capitalized interest of $6 million, compared to $8 million in 2023. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of Net Periodic Benefit Cost

For the year 2024, our non-service components of net periodic benefit cost were a benefit of $20 million, an increase of $8 million when compared to 2023. Refer to Item 8, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

We recorded an income tax expense of $18 million in 2024 compared to an income tax benefit of $233 million in 2023, which yielded an effective tax rate of 1,800% and -555% for 2024 and 2023, respectively. Our 2024 effective tax rate was unfavorably impacted by foreign exchange items from the weakening of the Canadian dollar and by recording a valuation allowance on certain new deferred income tax assets, mainly deferred interest expense. This was partially offset by additional tax credits, mainly from research activities and state investment, as well as adjustments relating to filed tax returns.

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

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries wherein we operate have already adopted or are in the process of adopting such legislation. We have performed an assessment of potential exposure and concluded GloBE Rules did not impact our financial results for the year ended December 31, 2024. We will continue to evaluate their impact on future periods.

Discontinued Operations

For 2024, we reported earnings from discontinued operations, net of taxes, of nil and $13 million for 2023.

Mandated sale of Thunder Bay, Ontario mill

As a condition to obtain the approval of the March 1, 2023, acquisition of Resolute Forest Products Inc., from the Canadian Competition Bureau, we were required to commit to the divestiture of Resolute's pulp and paper mill in Thunder Bay, Ontario. On August 1, 2023, the mill was sold. At the time of the Acquisition, the sale of the pulp and paper mill met the criteria for discontinued operations and as such, earnings were included within Earnings from discontinued operations, net of taxes in the Consolidated Statement of Earnings (Loss) and Comprehensive income (Loss) for the periods presented after the acquisition date of March 1, 2023, to July 31, 2023. Refer to Item 8, Financial Statements and Supplementary Data, under Note 4 “Discontinued Operations” for additional information on the Discontinued Operations.

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

PAPER AND PACKAGING

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2024	Year ended December 31, 2023	Variance 2024 vs. 2023
Sales
Paper	$3,437	$3,546	$(109)
Pulp	$1,290	$1,361	$(71)
Total sales	$4,727	$4,907	$(180)
Operating Income from continuing operations	$331	$238	$93

Shipments
Paper - manufactured (in thousands of ST)	2,606	2,599	7
Communication papers	1,629	1,672	(43)
Specialty and Packaging papers	977	927	50
Pulp (in thousands of ADMT)	1,498	1,561	(63)

Sales

Paper and Packaging segment sales in 2024 decreased by $180 million, or 4% when compared to sales in 2023. This decrease in sales is mostly due to a decrease in our net average selling price for paper and pulp, as well as a decrease in our Communication paper sales volumes, mostly due to a maintenance shutdown at one of our facilities in the second quarter of 2024. Our pulp sales in 2024 were impacted by the sale of our Dryden pulp mill in the third quarter of 2023 and the closure of the pulp operations at our Espanola facility in the fourth quarter of 2023. The increase in our Specialty and Packaging papers volume is due to including the sales of our recently converted Kingsport mill in 2024 results, partially offset by the closure earlier in 2024 of the paper machine at our Espanola facility and at our Crofton facility and in early July 2024 at our Ashdown facility.

Operating income from continuing operations

Operating income from continuing operations in our Paper and Packaging segment amounted to $331 million in 2024, an increase of $93 million, when compared to operating income from continuing operations of $238 million in 2023. Our results were positively impacted by:

•
Lower operating expenses ($73 million) mostly due to lower freight costs, higher production and lower maintenance costs in part due to the timing of some major maintenance, partially offset by lower by-products sales. The closure of paper machines and the sale of a pulp mill discussed above, also had a favorable impact on our operating expenses
•
Lower input costs ($70 million) mostly related to lower chemicals and fiber costs. The closure of paper machines and the sale of a pulp mill discussed above, also had a favorable impact on our input costs
•
Lower asset conversion charges ($63 million). We recorded $63 million of asset conversion costs for our Kingsport mill as part of the conversion to a linerboard facility in 2023 compared to nil in 2024. Our Kingsport mill starts its operation in the third quarter of 2023
•
Lower closure and restructuring costs ($46 million) mostly related to the idling of our Espanola pulp and paper mill in 2023
•
Lower impairment of long-lived assets charges ($34 million) when compared to 2023 mostly due to the curtailment of our Crofton mill paper operations in 2023
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses, partially offset by the higher loss from our foreign currency hedging program ($9 million)

These increases were partially offset by:

•
Lower net average selling prices for paper and pulp ($104 million)
•
Lower volume and mix ($68 million)
•
Higher depreciation charges ($28 million) when compared to 2023 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in February 2024 as well as depreciation charges from our recently converted Kingsport mill, included in our 2024 results
•
Lower other income ($2 million)

PULP AND TISSUE

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2024	Year ended December 31, 2023 (1)	Variance 2024 vs. 2023
Sales
Paper	$740	$620	$120
Pulp	$543	$390	$153
Tissue	$227	$192	$35
Total sales	$1,510	$1,202	$308
Operating Income from continuing operations	$53	$24	$29

Shipments
Paper - manufactured (in thousands of ST)	1,102	833	269
Pulp (in thousands of ADMT)	644	480	164
Tissue (in thousands of ST) (2)	97	80	17

(1) As a result of the acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the year ended December 31, 2023, only reflect Resolute financial results for the period from March 1, 2023, to December 31, 2023.

(2) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in 2024 increased by $308 million, or 26% when compared to sales in 2023. The inclusion of 12 months of sales of Resolute in 2024 compared to ten months of sales in 2023, resulted in an increase in sales of $224 million. Excluding the impact of two additional months of sales of Resolute in 2024 when compared to 2023, our sales increased by $84 million, mostly due to an increase in our pulp and paper sales volume as well as an increase in our net average selling prices for pulp, partially offset by a decrease in our net average selling prices for paper.

Operating income from continuing operations

Operating income from continuing operations in our Pulp and Tissue segment amounted to $53 million in 2024, an increase of $29 million when compared to operating income from continuing operations of $24 million in 2023. The inclusion of 12 months of results of Resolute in 2024 compared to ten months of results in 2023, resulted in an increase in operating income from continuing operations of $13 million. Excluding the impact of two additional months of results of Resolute in 2024 when compared to 2023, our results were positively impacted by:

•
Lower operating expenses ($40 million) in part due to lower maintenance
•
Higher net average selling prices for pulp ($28 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($10 million)
•
Higher volume and mix ($7 million)
•
Lower input costs ($1 million) mostly related to lower costs of chemicals and energy

These increases were partially offset by:

•
Lower net average selling prices for paper ($61 million)
•
Higher depreciation charges ($5 million)

WOOD PRODUCTS

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2024	Year ended December 31, 2023 (1)	Variance 2024 vs. 2023
Sales	$1,006	$860	$146
Operating Loss from continuing operations	$(113)	$(104)	$(9)

Shipments
Wood products (in millions board feet) (2)	2,130	1,807	323

(1) As a result of the acquisition of Resolute on March 1, 2023, the Company’s consolidated financial statements for the year ended December 31, 2023, only reflect Resolute financial results for the period from March 1, 2023, to December 31, 2023.

(2) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in 2024 increased by $146 million, or 17%, when compared to sales in 2023. The inclusion of 12 months of sales of Resolute in 2024 compared to ten months of sales in 2023, resulted in an increase in sales of $147 million. Excluding the impact of two additional months of sales of Resolute in 2024 when compared to 2023, our sales decreased by $1 million, mostly due to a decrease in our volume, partially offset by an increase in our selling prices.

Operating loss from continuing operations

Operating loss from continuing operations in our Wood Products segment amounted to $113 million in 2024, an increase in loss of $9 million when compared to operating loss from continuing operation of $104 million in 2023. The inclusion of 12 months of results of Resolute in 2024 compared to 10 months of results in 2023, resulted in an increase in operating loss from continuing operations of $9 million. Excluding the impact of two additional months of results of Resolute in 2024 when compared to 2023, our results were impacted by:

•
Higher net average selling prices for wood products ($2 million)
•
Higher volume ($2 million)
•
Lower input costs ($30 million) mostly related to lower costs of fiber due in part to costs related to the forest fires in Quebec regions, Canada in the second quarter of 2023
•
Lower operating expenses ($13 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($8 million)

These increases were offset by:

•
Unfavorable inventory valuation variance ($48 million)
•
Higher cash deposits for duties ($7 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our ABL Revolving Credit facility, of which $273 million was undrawn and available as of December 31, 2024. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities, including discontinued operations, totaled $79 million in 2024, a $153 million difference compared to cash flows used for operating activities, including discontinued operations, of $74 million in 2023. This improvement in cash flows from operating activities is primarily due to a decrease in working capital requirements partially offset by a reduction in our net income. In addition, we had an income tax refund, net of payments, of $18 million during 2024, compared to income tax payments, net of refunds, of $66 million in 2023. We paid $104 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2024 compared to $50 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2023.

Investing Activities

Cash flows used for investing activities, including discontinued operations, in 2024 amounted to $352 million, a $666 million difference compared to cash flow used for investing activities, including discontinued operations, of $1,018 million in 2023.

The use of cash for investing activities in 2024 was attributable to additions to property, plant and equipment of $280 million, as well as an acquisition of business, net of cash acquired, for a total of $208 million, partially offset by proceeds from the sales of businesses of $97 million and proceeds from the sale of property, plant and equipment of $40 million.

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

Our annual capital expenditures for 2025 are expected to total between $250 million and $280 million.

Financing Activities

Cash flows provided from financing activities, including discontinued operations, totaled $233 million in 2024 compared to cash flows provided from financing activities, including discontinued operations, of $774 million in 2023.

The cash flows provided from financing activities in 2024 were attributable to borrowings under our ABL Revolving Credit Facility ($145 million), issuance of capital ($100 million), and issuance of long-term debt ($61 million) partially offset by repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan and First Lien Term Loan ($67 million) and lower bank indebtedness ($6 million).

The cash flows provided from financing activities in 2023 were attributable to the proceeds from the issuance of the Farm Credit Term Loan ($933 million), issuance of capital ($583 million), borrowing under our ABL Revolving Credit Facility ($335 million) and issuance from a related party ($210 million). This was partially offset by the partial repayment of our First Lien Term Loan Facility ($283 million), repayment of the assumed debt acquired under the Resolute Acquisition on March 1, 2023 ($307 million), repayment of the assumed debt acquired under the Catalyst acquisition ($201 million) as well as repayment to a related party ($371 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,501 million as of December 31, 2024, compared to $2,324 million as of December 31, 2023. A substantial majority of this amount, approximately $1.6 billion, matures in 2028.

ABL Revolving Credit Facility

On March 1, 2023, we amended our ABL Revolving Credit Facility to mature on March 1, 2028 (extended from November 30, 2026). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $911 million as of December 31, 2024.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of December 31, 2024.

On December 31, 2024, we had borrowings of $480 million and $158 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $273 million.

On February 26, 2025, we entered into an amendment (the “Third ABL Amendment”) to our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. Borrowings under the ABL FILO Loan bear interest at SOFR, as applicable, plus a margin of 2.85%, or prime rate plus a margin of 1.75% as applicable.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will amortize in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

Industrial Revenue Bond (“IRB Bonds”)

On December 5, 2024, we issued IRB Bonds with a principal amount of $60 million through the Industrial Development Board of the City of Kingsport, Tennessee to finance an environmental project at our Kingsport linerboard mill. The proceeds of the financing are held in trust to pay for the costs of the project. The funds held in trust are included in Cash and cash equivalents for the portion restricted for one year or less and in Other assets for the portion restricted for more than one year. The funds held in trust are included in Cash and cash equivalents for the portion restricted for one year or less and in Other assets for the portion restricted for more than one year. The rate on the bonds is 5.25% until November 15, 2029. The IRB Bond provisions include a mandatory remarketing event scheduled for November 15, 2029, where the bonds will be offered for remarketing at the prevailing market rate. We are obligated to repurchase any bonds not successfully remarketed. The interest on these bonds is exempt from federal income tax for holders. The bonds rank pari passu with the First Lien Term Loan Credit Agreement, the Senior Secured Notes, the Farm Credit Term Loan and the Bank Term Loan. While the bonds remain outstanding, we are obligated to follow the covenants contained in the Senior Note indenture or a replacement security.

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

Our Farm Credit Term Loan matures (i) with respect to the Farm Credit Term Loan A, on March 1, 2030, and (ii) with respect to the Farm Credit Term Loan B, on November 30, 2028. Our Farm Credit Term Loan bear interest at a floating rate per annum of, at Domtar’s option, (i) with respect to the Farm Credit Term Loan A, SOFR (adjusted by 0.10%) plus 6% or a base rate plus 5%, and (ii) with respect to the Farm Credit Term Loan B, SOFR (adjusted by 0.10%) plus 5.75% or a base rate plus 4.75%. The SOFR rate is subject to an interest rate floor of 0.75% and the base rate is subject to an interest rate floor of 1.75%. Borrowings under our Farm Credit Term Loan amortize in equal quarterly installments in an amount equivalent to 5% per annum of the principal amount. The Farm Credit Term Loan ranks pari passu with the First Lien Term Loan Credit Agreement and the Senior Secured Notes.

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

During the year ended December 31, 2024, we repaid $33 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization. At December 31, 2024, there were $608 million of borrowings under the Farm Credit Term Loan A and $255 million of borrowings under the Farm Credit Term Loan B.

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

During the year ended December 31, 2024, we repaid $19 million as required for quarterly amortization. We also repaid $283 million on March 1, 2023, pursuant to the Acquisition and related to the issue of the Farm Credit Term Loan B for $283 million. At December 31, 2024, there were $325 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of December 31, 2024, we had $642 million of Notes outstanding.

The Notes mature on October 1, 2028, and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2022.

Secured Debt Attributes

We are required to offer to prepay the loans under the Farm Credit Term Loan, the First Lien Term Loan Facility, the Bank Term Loan and the Senior Secured Notes with 100% of the net cash proceeds of certain asset sales subject to reinvestment rights.

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

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company that has no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. subsidiaries and all the assets of Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries (excluding principal properties and shares of subsidiaries), in each case, subject to permitted liens.

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility, the Senior Secured Notes, the Bank Term Loan and the IRB Bonds have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 55% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Domtar Notes

As of December 31, 2024, we had outstanding $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044.

Due to Related Party

Following the acquisition of SPI, on June 29, 2023, the purchase price of $185 million was financed by the seller, an affiliated company with the issuance by Domtar of a $50 million unsecured note due July 15, 2023, a $35 million unsecured note due after June 30, 2031 and $100 million preferred shares redeemable by the holder after June 30, 2031, with Domtar having the option to satisfy the redemption with cash or Domtar securities. For more information, refer to Item 8, Financial Statements and Supplementary Data under Note 3 “Acquisition of businesses” and Note 22 “Related Party Transaction”.

Redemption of Resolute Notes

Resolute had $300 million of notes outstanding upon the Acquisition taking place. On February 14, 2023, Resolute had delivered notice of redemption to holders of the 4.875% Senior Notes due 2026. The redemption notice provided for the full redemption of $300 million principal amount of the notes on March 1, 2023, at a redemption price equal to 102.438% of the principal amount of the

Notes redeemed, plus accrued and unpaid interest. The redemption of the Notes was subject to the consummation of the Acquisition. Following the redemption on March 1, 2023, no Resolute notes remain outstanding.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters, in some instance the terms of these indemnification agreements are for an unlimited period of time. At December 31, 2024, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2024, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. For more information on our contractual obligation and commercial commitments, refer to Item 8, Financial Statements and Supplementary Data under Note 11 “Leases”, Note 17 “Long-Term Debt” and Note 19 “Commitments and Contingencies”.

In connection with the U.S. Tax Reform, we have remaining liabilities of $9 million in repatriation tax which will be paid in 2025. See Item 8, Financial Statements and Supplementary Data, under Note 8 “Income Taxes” for additional information on our income taxes.

In addition, we expect to contribute a minimum total amount of $84 million to the pension plans in 2025 and a minimum total amount of $14 million in 2025 to the other post-retirement benefits plans.

For 2025 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments.

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

Environmental Matters and Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to air emissions, effluent treatment, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties. Additional information regarding environmental matters is available in Note 19 “Commitments and Contingencies”.

While we believe that we have determined the costs for environmental matters likely to be incurred, based on known information, our ongoing efforts to identify potential environmental concerns that may be associated with the properties may lead to future environmental investigations. These efforts may result in the determination of additional environmental costs and liabilities, which cannot be reasonably estimated at this time. In addition, environmental laws and regulations and interpretation by regulatory authorities could change which could result in significant changes to our estimates. For further details on “Climate change and air quality regulation” and other environmental matters refer to Note 19 “Commitments and Contingencies”.

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used in 2024 was 6.75%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work.

As of December 31, 2024, we had a total provision of $113 million for environmental matters and asset retirement obligations (2023 – $124 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our financial position, result of operations or cash flows.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires us to recognize the assets acquired and the liabilities assumed at their acquisition date fair value and the recognition of acquisition-related costs in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

The excess of the purchase price over the fair value of the identified assets acquired and liabilities assumed is recorded as goodwill. The excess of the fair value of the identified assets acquired and liabilities assumed over the purchase price is recorded as a gain on acquisition recognized in the Statement of Earnings (Loss) and Comprehensive Income (Loss). In 2023, we recognized a gain on acquisition of $225 million in connection with the acquisition of Resolute.

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

Estimates of undiscounted future cash flows used to test the recoverability of the property, plant and equipment, operating lease right-of use assets and definite-lived intangible assets includes key assumptions related to selling prices, volume, fiber cost, inflation-adjusted cost projections, forecasted exchange rates (when applicable) and estimated useful life. Changes in our assumptions and estimates may affect our forecasts and may lead to an outcome where impairment charges would be required. In addition, actual results may vary from our forecasts, and such variations may be material and unfavorable, thereby triggering the need for future impairment tests where our conclusions may differ in reflection of prevailing market conditions.

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

Additional information can be found under Note 14 “Closure and Restructuring, Impairment of Long-Lived Assets and Asset Conversion Costs”.

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

An expected rate of return on plan assets of 6.0% was considered appropriate by management for the determination of pension expense for 2024. Effective January 1, 2025, we will use 5.5% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates as of December 31, 2024 for pension plans were estimated at 4.8% for the projected benefit obligation and 4.9% for the net periodic benefit cost for 2024 and for post-retirement benefit plans were estimated at 4.7% for the projected benefit obligation and 4.7% for the net periodic benefit cost for 2024.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension plan (set at 2.1% for the projected benefit obligation and 2.1% for the net periodic benefit cost) and for post-retirement benefit plans (set at 2.2% for the projected benefit obligation and 2.3% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes in 2024, a 4.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for Canadian plans and a 7.1% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for U.S. plans.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2024. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
0.25% increase	N/A	(8)	N/A	N/A
0.25% decrease	N/A	8	N/A	N/A
Discount rate
Impact of:
0.25% increase	(76)	—	(3)	—
0.25% decrease	79	—	3	—

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

We expect to contribute a minimum total amount of $84 million in 2025 compared to $85 million in 2024 to the pension plans. We expect to contribute a minimum total amount of $14 million in 2025 compared to $14 million in 2024 to the other post-retirement benefit plans.

Benefit obligations and fair values of plan assets as of December 31, 2024, for our pension and post-retirement plans were as follows:

	December 31, 2024		December 31, 2023
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(4,002)	(149)	(4,451)	(173)
Fair value of assets at end of year	3,726	—	3,998	—
Funded status	(276)	(149)	(453)	(173)

For additional details on our pension plans and other post-retirement benefit plans, refer to Note 5 “Pension Plans and Other Post-Retirement Benefit Plans”.

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

In our evaluation process, we give the most weight to historical income or losses. After evaluating all available positive and negative evidence, although realization is not assured, we determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions for which a valuation allowance exists at December 31, 2024: U.S. net operating losses and deduction limitations ($209 million), U.S. state credits and other items ($188 million), U.S. capital losses ($49 million) and foreign net operating losses ($7 million).

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

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Significant changes in the amount of unrecognized tax benefits expected within the next 12 months are disclosed quarterly. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. As of December 31, 2024, we had gross unrecognized tax benefits of $60 million (2023 – $54 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. As of December 31, 2024, we believe it is reasonably possible that up to $6 million of our unrecognized tax benefits may be recognized in 2025, which could significantly impact the effective tax rate. However, the amount and timing of the recognition of these benefits is subject to some uncertainty. In addition, a number of countries are actively pursuing changes to their tax laws applicable to multinational corporations, such as the U.S. Tax Reform, enacted in 2017. Finally, foreign governments may or already have enacted tax laws inspired by the U.S. Tax Reform, such as legislation to adopt the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting - Pillar Two, that further changes global taxation and could materially impact our financial results.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. Tax audits by their nature are often complex and can require several years to resolve. We have a number of audits in progress in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law, and we believe that the ultimate outcomes should not have a material adverse effect on our financial position, results of operations or cash flows. For further details refer to Note 8 “Income Taxes.”

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of December 31, 2024, a total of $648 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits were paid at the Resolute acquisition date and were included in the purchase price allocation. These deposits are measured since the Acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. These deposits are remeasured with the model every reporting date and the accretion is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, financial results or condition” and in Note 19 “Commitments and Contingencies”, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 19 “Commitments and Contingencies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	38
Pulp - net position	23
Wood	21
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	38
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9
1.
Based on estimated 2025 capacity (ST or ADMT).
2.
Based on estimated 2025 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2024, no single customer represented more than 10% of our receivables (December 31, 2023–no single customer represented more than 10% of our receivables).

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

INTEREST RATE RISK

We are subject to market risk from exposure to changes in interest rates based on our cash and cash equivalents, bank indebtedness, revolving credit facility, term loan and long-term debt. We had outstanding variable interest rate borrowings of $480 million under the ABL Facility and $1,188 million (par value) under two term loan facilities as of December 31, 2024. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $17 million annually. While we cannot predict the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2024, and 2023.

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

As of December 31, 2024, we hedged 23% and 1% of our forecasted purchases of natural gas under derivative contracts for 2025 and 2026, respectively. The natural gas derivative contracts were effective as of December 31, 2024.

FOREIGN CURRENCY RISK

Cash flow hedges

We have manufacturing operations in the U.S. and Canada. As a result, we are exposed to movements in foreign currency exchange rates in Canada. Moreover, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. Accordingly, our earnings are affected by increases or decreases in the value of the Canadian dollar. Our risk management program allows us to hedge a significant portion of the exposure to fluctuations in the value of the Canadian dollar for a one year period. We may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate our exposure to fluctuations in foreign currency exchange rates.

Derivatives are used to hedge forecasted purchases in Canadian dollars by our Canadian subsidiary over the next 13 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2024, we hedged 39% and nil of our forecasted net Canadian dollars cash exposures under contracts for 2025 and 2026, respectively. The foreign exchange derivative contracts were effective as of December 31, 2024.

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

Management has excluded New Receiptco Opco LLC from the assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a business combination during 2024. The assets and revenues of this business represents 0.6% and 3.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. This exclusion is in accordance with the SEC’s general guidance that an assessment of recently acquired businesses may be omitted from the scope in the year of acquisition.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Domtar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows for the years then ended, including the related notes and schedule of valuation and qualifying accounts for the years then ended appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition

As described in note 1 to the consolidated financial statements, the Company’s revenue is generated from the sale of finished goods to customers. Revenue is recognized at a single point in time when the performance obligation is satisfied, which occurs when the control over the goods is transferred to customers. The point in time when the control of goods is transferred to customers is largely dependent on delivery terms. Revenue is recorded at the time of shipment for delivery terms designated Free On Board (F.O.B.) shipping point. For sales transactions designated F.O.B. destination, revenue is recorded when the product is delivered to the customer’s delivery site. Revenue is measured as the amount of consideration the Company expects to receive in exchange for goods transferred to customers. The Company’s total sales were US$7,154 million for the year ended December 31, 2024.

The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the accuracy and occurrence of revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as invoices, sales contracts, shipping and delivery documents and cash receipts, where applicable; and (ii) confirming a sample of outstanding customer invoice balances as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada

February 27, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Domtar Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows of Domtar Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2022, appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Charlotte, North Carolina

March 3, 2023, except for the effects of the transactions between entities under common control discussed in Note 3 to the consolidated financial statements, as to which the date is March 1, 2024, and except for the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is February 27, 2025

We have served as the Company's auditor from 2007 – 2023.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Sales	7,154	6,936	5,537
Operating expenses
Cost of sales, excluding depreciation and amortization	6,222	6,011	4,421
Depreciation and amortization	336	283	227
Selling, general and administrative	410	411	322
Impairment of long-lived assets (NOTE 14)	—	34	20
Closure and restructuring costs (NOTE 14)	30	86	2
Asset conversion costs (NOTE 14)	—	63	67
Transaction costs (NOTE 3)	3	68	22
Other operating (income) loss, net (NOTE 6)	(65)	(284)	1
	6,936	6,672	5,082
Operating income from continuing operations	218	264	455
Interest expense, net (NOTE 7)	237	234	98
Non-service components of net periodic benefit cost (NOTE 5)	(20)	(12)	(42)
Earnings before income taxes	1	42	399
Income tax expense (benefit) (NOTE 8)	18	(233)	110
(Loss) earnings from continuing operations	(17)	275	289
Earnings from discontinued operations, net of taxes (NOTE 4)	—	13	18
Net (loss) earnings	(17)	288	307
Other comprehensive (loss) income:
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the year, net of tax of $16 (2023 – $(1); 2022 – $2)	(48)	1	(4)
Less: Reclassification adjustment for losses (gains) included in net (loss) earnings, net of tax of $(5) (2023 – $(5); 2022 –$2)	15	16	(8)
Foreign currency translation adjustments	(99)	34	(52)
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(20) (2023 – $25; 2022 – $4)	62	(73)	(4)
Other comprehensive loss	(70)	(22)	(68)
Comprehensive (loss) income	(87)	266	239

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2024	2023
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $14 and $15	97	203
Receivables, less allowances of $5 and $9	767	742
Receivables from related party (NOTE 22)	35	21
Inventories (NOTE 9)	1,394	1,333
Prepaid expenses	53	58
Income and other taxes receivable	45	96
Other current assets	16	24
Assets held for sale	—	70
Total current assets	2,407	2,547
Property, plant and equipment, net (NOTE 10)	3,535	3,648
Operating lease right-of-use assets (NOTE 11)	113	98
Goodwill and other intangible assets, net (NOTE 12)	161	22
Deferred income tax assets (NOTE 8)	482	675
Other assets (NOTE 13)	618	541
Total assets	7,316	7,531

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	8	14
Trade and other payables (NOTE 15)	937	949
Income and other taxes payable	11	33
Operating lease liabilities due within one year (NOTE 11)	28	29
Due to related party (NOTE 22)	7	36
Long-term debt due within one year (NOTE 17)	66	67
Total current liabilities	1,057	1,128
Long-term debt (NOTE 17)	2,557	2,410
Operating lease liabilities (NOTE 11)	86	74
Deferred income taxes and other (NOTE 8)	29	175
Pension and other post-retirement benefit obligations (NOTE 5)	684	863
Other liabilities and deferred credits (NOTE 18)	315	306
Commitments and contingencies (NOTE 19)

Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,727
Deficit	(125)	(108)
Accumulated other comprehensive loss	(114)	(44)
Total shareholders' equity	2,588	2,575
Total liabilities and shareholders' equity	7,316	7,531

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	$	$	$	$
Balance at December 31, 2021	1,936	(964)	46	1,018
Capital contribution	319	—	—	319
Net earnings	—	307	—	307
Net derivative losses on cash flow hedges:
Net losses arising during the year, net of tax of $2	—	—	(4)	(4)
Less: Reclassification adjustment for gains included in net earnings, net of tax of $2	—	—	(8)	(8)
Foreign currency translation adjustments	—	—	(52)	(52)
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $4	—	—	(4)	(4)
Capital distribution	(261)	261	—	—
Balance at December 31, 2022	1,994	(396)	(22)	1,576
Capital contribution	918	—	—	918
Net earnings	—	288	—	288
Net derivative gains on cash flow hedges:
Net gains arising during the year, net of tax of $(1)	—	—	1	1
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(5)	—	—	16	16
Foreign currency translation adjustments	—	—	34	34
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $25	—	—	(73)	(73)
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Capital contribution	100	—	—	100
Net loss	—	(17)	—	(17)
Net derivative losses on cash flow hedges:	—	—	—	—
Net losses arising during the year, net of tax of $16	—	—	(48)	(48)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(5)	—	—	15	15
Foreign currency translation adjustments	—	—	(99)	(99)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(20)	—	—	62	62
Balance at December 31, 2024	2,827	(125)	(114)	2,588

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
	$	$	$
Operating activities
Net (loss) earnings	(17)	288	307
Adjustments to reconcile net (loss) earnings to cash flows provided from (used for) operating activities
Depreciation and amortization	336	283	227
Deferred income taxes and tax uncertainties (NOTE 8)	13	(239)	31
Impairment of long-lived assets (NOTE 14)	—	34	20
Impairment of inventory (NOTE 14)	—	43	—
Net gains on disposals of assets	(47)	—	—
Gain on acquisition of business (NOTE 3)	—	(225)	—
Other	(7)	15	15
Changes in assets and liabilities, excluding the effect of acquisitions and sale of businesses
Receivables, including related party	(1)	137	(33)
Inventories	(53)	(48)	(77)
Prepaid expenses	59	24	34
Trade and other payables, including related party	(115)	(275)	48
Income and other taxes	18	(39)	60
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(104)	(50)	(41)
Other assets and other liabilities	(3)	(22)	(5)
Cash flows provided from (used for) operating activities	79	(74)	586
Investing activities
Additions to property, plant and equipment	(280)	(342)	(478)
Proceeds from disposals of property, plant and equipment	40	7	33
Proceeds from sale of businesses, net of cash disposed (NOTE 4)	97	417	243
Acquisition of businesses, net of cash acquired (NOTE 3)	(208)	(1,098)	—
Other	(1)	(2)	—
Cash flows used for investing activities	(352)	(1,018)	(202)
Financing activities
Capital contribution	100	583	—
Net change in bank indebtedness	(6)	(3)	17
Change in revolving credit facility	145	335	(115)
Issuance to related party	—	210	99
Issuance of long-term debt, net of debt issue costs	61	933	127
Repayments to related party	—	(371)	(15)
Repayments of long-term debt	(67)	(905)	(430)
Other	—	(8)	(2)
Cash flows provided from (used for) financing activities	233	774	(319)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40)	(318)	65
Impact of foreign exchange on cash	(7)	—	(16)
Cash, cash equivalents and restricted cash at beginning of year	203	521	472
Cash, cash equivalents and restricted cash at end of year	156	203	521
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	228	229	131
Income taxes	(18)	66	30

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	83	188	506
Restricted cash included in Cash and cash equivalents	14	15	15
Restricted cash included in Other assets	59	—	—
Total cash, cash quivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	156	203	521

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Domtar designs, manufactures, markets and distributes a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in approximately 90 countries. Domtar is the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp producer in North America. Domtar owns or operates manufacturing facilities, including pulp and paper mills as well as tissue facilities and sawmills, as well as power generation assets in the U.S. and Canada. Domtar’s paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

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

DECEMBER 31, 2024

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

Monetary assets and liabilities denominated in a currency that is different from a reporting entity’s functional currency must first be remeasured from the applicable currency to the legal entity’s functional currency. The effect of this remeasurement process is recognized in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) and is partially offset by the Company’s hedging program (refer to Note 20 “Derivatives and hedging activities and fair value measurement”).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

DECEMBER 31, 2024

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and short-term investments with maturities of less than three months from the date of purchase and are presented at cost which approximates fair value. Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified in Cash and cash equivalents or Other assets, as applicable, on the Consolidated Balance Sheets.

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

INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost includes labor, materials and production overhead. The last-in, first-out (“LIFO”) method is used to account for certain domestic raw materials, in process and finished goods inventories. The balance of domestic raw material, in process and finished goods inventories, all materials and supplies inventories as well as all foreign inventories are recorded at either the first-in, first-out (“FIFO”) or average cost methods.

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

DECEMBER 31, 2024

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

Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the right-of-use asset and lease liability. Variable payments for machinery and equipment, and leases within supply agreements primarily relate to usage, repairs and maintenance.

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

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill is not amortized. Annual evaluation for possible goodwill impairment is performed as of the beginning of the fourth quarter of each year, with additional interim evaluation performed when management believes that it is more likely than not, that events or circumstances have occurred that would result in the impairment of a reporting unit’s goodwill.

The Company has the option to evaluate goodwill for impairment by first performing a qualitative assessment of events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amounts, then the quantitative goodwill impairment test is not required to be performed. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if the Company does not elect the option to perform an initial qualitative assessment, the Company is required to perform the quantitative goodwill impairment test.

For reporting units whose carrying amount is in excess of their estimated fair value, the reporting unit will record an impairment charge by the amount that the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

Significant judgment is required to estimate the fair value of a reporting unit. The Company uses an income approach to determine the fair value of a reporting unit. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. Key estimates supporting the cash flow projections include, but are not limited to, management’s assessment of industry and market conditions as well as its estimates of revenue growth rates and profit margins, economic indicators, tax rates, capital expenditures and discount rates. Assumptions used in the impairment evaluations are consistent with internal projections and operating plans. Analysis of the sensitivities of the fair value estimate to changes in assumptions are also performed. Unanticipated market and macroeconomic events and circumstances may occur and could affect the accuracy and validity of management assumptions and estimates.

Definite-lived intangible assets are stated at acquisition cost less accumulated amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, trade names and customer relationships which are amortized using the straight-line method over their respective estimated useful lives. Any impairment for definite-lived intangible assets is calculated in the same manner as disclosed under Impairment of property, plant and equipment.

Amortization is based on the following useful lives:

Water rights	30 years
Trade names	15 years
Customer relationships	8 years

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

DECEMBER 31, 2024

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

- The cost of pension benefits provided in exchange for employees’ services rendered during the period,

- The interest cost of pension obligations,

- The expected long-term return on pension fund assets based on a market value of pension fund assets,

- Gains or losses on settlements and curtailments,

- The straight-line amortization of past service costs and plan amendments over the average remaining service period of approximately 12 years of the active employee group covered by the plans, and

- The amortization of cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 12 years of the active employee group covered by the plans.

The defined benefit plan obligations are determined in accordance with the projected unit credit actuarial cost method.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER POST-RETIREMENT BENEFIT PLANS

The Company recognizes the unfunded status of other post-retirement benefit plans as a liability in the Consolidated Balance Sheets. These benefits, which are funded by Domtar as they become due, include life insurance programs, medical and dental benefits and short-term and long-term disability programs. The Company amortizes the cumulative net actuarial gains and losses in excess of 10% of the greater of the projected benefit obligation and the market value of assets over the average remaining service period of approximately 16 years of the active employee group covered by the plans.

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

DECEMBER 31, 2024

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

The Company has reviewed and retrospectively adopted the guidance with no significant impact on the consolidated financial statements. Refer to Note 21 “Segment disclosures” for the incremental disclosures required under the standard.

FUTURE ACCOUNTING CHANGES

INCOME TAX DISCLOSURES

On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which requires significant additional disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public business entities in the 2025 annual period, with early adoption permitted.

The Company is currently assessing the impact of the new guidance which is expected to have a disclosure impact only.

EXPENSE DISAGGREGATION DISCLOSURE

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The new guidance may be applied either prospectively or retrospectively. Early adoption is permitted.

The Company is currently evaluating the impact the new guidance will have on its disclosures.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION AND SALE OF BUSINESSES

Acquisition of New Receiptco Opco LLC (“Iconex Paper”)

On November 1, 2024, Domtar completed the acquisition of all the outstanding common shares of Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $208 million in cash, subject to customary post-closing adjustments. Of the purchase price, $100 million was funded through a contribution to equity by Domtar’s parent company.

Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial services from its five North American locations in Arizona, Kansas, Tennessee, Virginia, and Mexico.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Iconex Paper’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the provisional measurements of tangible assets, intangible assets, deferred income tax and goodwill are subject to change. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The final purchase price allocation may be materially different from the preliminary purchase price allocation.The goodwill is expected to be deductible for income tax purposes.

Fair value of net assets acquired at the date of acquisition - Preliminary values
Receivables	$42
Inventories	34
Prepaid expenses and other current assets	7
Property, plant and equipment	16
Operating lease right-of-use assets	13
Intangible assets - customer relationships	110
Goodwill	33
Other assets	3
Total assets	258

Less: Assumed Liabilities
Trade and other payables	23
Other current liabilities	13
Operating lease liabilities (including short-term portion)	13
Deferred income tax liabilities	1
Total liabilities	50

Fair value of net assets acquired at the date of acquisition	208

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

The preliminary estimated fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgment related to this fair value method, which included the determination of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate, sales volume and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

For the year ended December 31, 2024, the Company recognized $3 million of transaction related costs associated to this acquisition. These costs were included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

The amounts of Sales and Net earnings of Iconex Paper included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period from November 1, 2024 to December 31, 2024 are $45 million and $6 million, respectively.

The following represents the unaudited pro forma sales and net earnings of the Company as if the acquisition of Iconex Paper had occurred on January 1, 2023:

	Year ended December 31,	Year ended December 31,
	2024	2023
	$	$
Sales	7,323	7,158
Net earnings	6	298

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Iconex Paper to reflect the reduction in interest expense and the additional depreciation and operating costs that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment, customer relationships and favorable facility leasing contracts had been applied on January 1, 2023, together with the related tax effects. In addition, these amounts include the additional interest expense incurred by the Company in relation to the financing of the acquisition. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the unaudited pro forma sales and net earnings.

Sale of El Dorado, Arkansas sawmill

On April 30, 2024, Domtar Corporation through its wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell the Company’s sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction closed on August 1, 2024. For the year ended December 31, 2024, the Company recorded a gain on disposal of assets of $5 million. The related assets of this sawmill for periods prior to the sale were classified as held for sale in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

The acquisition of Catalyst from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which required that Catalyst’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a capital contribution of $727 million, which corresponded to the excess of the carrying value of the net assets transferred on the acquisition date over the purchase consideration. Further, ASC 805-50 required retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and Catalyst was combined from the inception of common control, which was November 30, 2021, and the accompanying financial statements and related notes of Domtar were retrospectively adjusted to include the historical results of Catalyst from that date. On January 1, 2024, Domtar and Catalyst were amalgamated.

For the year ended December 31, 2023, the Company recognized $2 million of transaction related costs associated to this acquisition. These costs were included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

The acquisition of SPI from Paper Excellence was accounted for as a transaction between entities under common control in accordance with ASC 805-50, Business Combination – Related Issues, which required that SPI’s related assets and liabilities be transferred at their historical carrying amounts on the acquisition date. Domtar recognized a deemed dividend of $55 million, which corresponded to the excess of the purchase consideration of $185 million over the carrying value of the net assets transferred of $130 million on the acquisition date. Further, ASC 805-50 required retrospective combination of entities as if the combination had been in effect since the inception of common control. Accordingly, the financial information for Domtar and SPI was combined from the inception of common control, which was November 30, 2021, and the accompanying financial statements and related notes of Domtar were retrospectively adjusted to include the historical results of SPI from that date.

For the year ended December 31, 2023, the Company recognized $1 million of transaction related costs associated to this acquisition. These costs were included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3. ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

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

For the year ended December 31, 2023, the Company recognized $57 million of transaction related costs associated to the Acquisition, which also included advisor and legal fees, as well as the accelerated vesting of certain long-term incentive awards of Resolute. These costs were included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

The amounts of Sales and Net loss of Resolute included in the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period from March 1, 2023 to December 31, 2023 are $2,062 million and $78 million, respectively.

The following represents the unaudited pro forma sales and net earnings if the acquisition of Resolute had occurred on January 1, 2022:

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

DECEMBER 31, 2024

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

The results of operations of the Thunder Bay disposal group were classified as discontinued operations as the mill was part of Resolute's acquired assets. These results were summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the period of March 1, 2023 to July 31, 2023. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

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

The results of operations of the Dryden disposal group were not classified as discontinued operations as the mill was part of the pre-existing assets of Domtar. For the year ended December 31, 2023, the Company recognized $8 million of transaction related costs associated with this sale. These costs were included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The results of operations of Domtar’s pulp mill in Kamloops, British Columbia were reclassified to discontinued operations. These results were summarized in Earnings from discontinued operations, net of taxes on the Company’s Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2022. The Consolidated Statements of Cash Flows were not reclassified to reflect discontinued operations.

Major components of earnings from discontinued operations:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Sales	—	123	154
Operating expenses
Cost of sales, excluding depreciation and amortization	—	105	119
Transaction costs	—	—	9
Other operating loss, net	—	1	—
	—	106	128
Earnings from discontinued operations before income taxes	—	17	26
Income tax expense	—	4	8
Net earnings from discontinued operations	—	13	18

Cash Flows from Discontinued Operations:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Cash flows from operating activities	—	27	39
Cash flows used for investing activities	—	(5)	(3)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2024, the related pension expense was $60 million (2023 – $58 million; 2022 – $43 million).

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

The Company expects to contribute a minimum total amount of $84 million in 2025 compared to $85 million in 2024 (2023 – $56 million; 2022 – $11 million) to the pension plans. The Company expects to contribute a minimum total amount of $14 million in 2025 compared to $14 million in 2024 (2023 – $14 million; 2022 – $6 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2024 and December 31, 2023, the measurement date for each year:

	December 31, 2024		December 31, 2023

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	4,451	173	924	77
Service cost for the year	21	1	22	2
Interest expense	197	7	198	7
Plan participants' contributions	8	1	11	1
Actuarial (gain) loss	(24)	(11)	171	4
Plan amendments	3	—	(2)	—
Benefits paid	(362)	(1)	(543)	(2)
Direct benefit payments	(12)	(14)	(10)	(13)
Net transfer in (including effect of any business combination/divestiture)	—	4	3,574	92
Special termination benefits paid	—	—	13	2
Curtailment	—	—	(5)	(1)
Settlement	(10)	—	—	—
Effect of foreign currency exchange rate change	(270)	(11)	98	4
Projected benefit obligation at end of year	4,002	149	4,451	173

During 2024, net actuarial gains decreased the projected benefit obligation due to the increase in discount rates and in 2023, net actuarial losses increased the projected benefit obligation due to the decrease in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2024 and 2023 was $3,976 million and $4,422 million, respectively.

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2024 and December 31, 2023, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2024	December 31, 2023
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	3,998	1,077
Actual return on plan assets	274	287
Employer contributions	85	56
Plan participants' contributions	8	11
Benefits paid	(374)	(553)
Acquisition	—	3,029
Settlement	(10)	—
Effect of foreign currency exchange rate change	(255)	91
Fair value of assets at end of year	3,726	3,998

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

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

The Company’s pension funds are not permitted to directly own any of the Company’s debt instruments.

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2024:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2024	2023
Fixed income
Cash and cash equivalents	2%	3%	3%
Bonds	44%	44%	43%
Insurance contracts	8%	7%	8%
Equity
Canadian equity	4%	4%	5%
U.S. equity	11%	13%	16%
International equity	12%	13%	13%
Alternate Investments
Real estate	6%	6%	6%
Multi-asset credit	7%	5%	2%
Infrastructure	6%	5%	4%
Total (1)		100%	100%

(1)
Approximately 79% of the pension plans' assets relate to Canadian plans, 21% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

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

	December 31, 2024		December 31, 2023

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(4,002)	(149)	(4,451)	(173)
Fair value of assets at end of year	3,726	—	3,998	—
Funded status	(276)	(149)	(453)	(173)

	December 31, 2024		December 31, 2023

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables	(6)	(15)	(6)	(17)
Pension and other post-retirement benefit obligations (1)	(520)	(134)	(672)	(156)
Other assets	250	—	225	—
Net amount recognized in the Consolidated Balance Sheets	(276)	(149)	(453)	(173)

(1)
At December 31, 2024, the amount on the line Pension and other post-retirement benefit obligations on the Consolidated Balance Sheets also includes $30 million (2023 – $35 million) of multiemployer pension plan withdrawal liabilities.

The following table presents the pre-tax amounts included in Other comprehensive (loss) income:

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2024		2023		2022
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	(2)	—	1	—	—	—
Effect of settlement	—	—	—	—	2	—
Amortization of prior year service cost	2	—	—	—	—	—
Net gain (loss)	76	9	(92)	(4)	(23)	22
Amortization of net actuarial gain	(1)	(2)	—	(3)	(9)	(1)
Net amount recognized in other comprehensive income (loss) (pre-tax)	75	7	(91)	(7)	(30)	21

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

At December 31, 2024, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $2,705 million and $2,179 million, respectively (2023 – $3,383 million and $2,705 million, respectively).

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for pension plans	2024	2023	2022
	$	$	$
Service cost for the year	21	22	22
Interest expense	197	198	35
Expected return on plan assets	(222)	(217)	(70)
Curtailment loss	—	3	—
Special termination benefits(1)	—	13	—
Settlement gain	(1)	—	(9)
Amortization of prior year service cost	2	—	—
Net periodic benefit cost	(3)	19	(22)

Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Year ended December 31,
benefit plans	2024	2023	2022
	$	$	$
Service cost for the year	1	2	1
Interest expense	7	7	3
Amortization of net actuarial gain	(4)	(3)	(1)
Special termination benefits(1)	—	2	—
Curtailment gain(1)	—	(1)	—
Net periodic benefit cost	4	7	3

(1)
For the year ended December 31, 2023, special termination benefits recognized of $13 million in the pension plans and $2 million in other post-retirement plans, as well as a curtailment gain of $1 million in other post-retirement plans, related to the idling of the Espanola, Ontario mill are presented in Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

WEIGHTED-AVERAGE ASSUMPTIONS

The Company used the following assumptions to measure the projected benefit obligation and the net periodic benefit cost. These assumptions are long-term, which is consistent with the nature of employee future benefits.

	December 31,	December 31,	December 31,
Pension plans	2024	2023	2022
Projected benefit obligation
Discount rate	4.8%	4.7%	5.3%
Rate of compensation increase	2.1%	2.1%	3.1%
Net periodic benefit cost
Discount rate	4.9%	5.4%	3.8%
Rate of compensation increase	2.1%	2.6%	2.8%
Expected long-term rate of return on plan assets	6.0%	6.3%	4.9%

A weighted-average interest-crediting rate of 4.0% was assumed for 2024, for the Company’s cash balance pension plan.

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

Effective January 1, 2025, the Company will use 5.5% (2024 – 6.0%; 2023 – 6.3%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2024	2023	2022
Projected benefit obligation
Discount rate	4.7%	4.7%	5.3%
Rate of compensation increase	2.2%	2.0%	3.2%
Net periodic benefit cost
Discount rate	4.7%	5.2%	3.5%
Rate of compensation increase	2.3%	3.2%	2.9%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For measurement purposes in 2024, a 4.6% weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for Canadian plans and a 7.1%.weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for U.S. plans.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2024, by asset category:

	Fair Value Measurements at
	December 31, 2024
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Investments measured at fair value
Cash and short-term investments	52	52	—	—
Equity securities:
Canadian equities	139	139	—	—
U.S. equities	399	399	—	—
International equities	377	377	—	—
Debt securities:
Corporate and government securities	655	—	655	—
Asset backed securities	14	—	14	—
Bond fund	189	189	—	—
Derivative instruments	(1)	(1)	—	—
Insurance contracts	273	—	—	273
Total investments measured at fair value	2,097	1,155	669	273

Investments measured at net asset value
Commingled cash and fixed income funds	839
Commingled equity funds	215
Private debt and alternative credit funds	176
Real estate funds	217
Infrastructure funds	182
Total investments measured at net asset value	1,629

Total	3,726

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

Equity securities include large-cap, mid-cap and small-cap publicly traded companies mainly located in the U.S., Canada and other developed and emerging countries. The fair value of the equity securities is determined based on quoted market prices (Level 1).

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Investments measured at fair value using the net asset value (“NAV”) practical expedient are excluded from the fair value hierarchy and valued at the NAV as provided by the fund administrator. The debt and equity investment funds, with a combined value of approximately $1,050 million, are invested in collective investment trusts and commingled vehicles and may be redeemed daily or weekly with limited redemption notice required. Other investments, approximately $575 million, include private debt and alternative credit, real estate, and infrastructure funds, with quarterly redemptions and some are subject to lock-up periods.

The following table presents the fair value of the plan assets at December 31, 2023, by asset category:

	Fair Value Measurements at
	December 31, 2023
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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

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

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
$
Balance at December 31, 2022	-
Purchases	497
Settlements	(220)
Return on plan assets	28
Effect of foreign currency exchange rate change	4
Balance at December 31, 2023	309
Purchases	—
Settlements	(30)
Return on plan assets	18
Effect of foreign currency exchange rate change	(24)
Balance at December 31, 2024	273

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2024 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2025	566	14
2026	309	14
2027	304	14
2028	295	13
2029	288	13
2030 – 2034	1,314	60

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

OTHER OPERATING (INCOME) LOSS, NET

Other operating (income) loss, net is an aggregate of both recurring and nonrecurring income or loss items and, as a result, can fluctuate from year to year. The Company’s other operating (income) loss, net includes the following:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Gain on acquisition (NOTE 3)	—	(225)	—
Litigation settlements (1)	21	(68)	1
Foreign exchange (gain) loss	(30)	8	1
Net (gain) loss on sale of assets	(47)	—	4
Other	(9)	1	(5)
	(65)	(284)	1

(1)
For the year ended December 31, 2024, the Company recognized litigation settlements of $21 million relating to past asset divestitures. For the year ended December 31, 2023, the Company recognized, amongst others, a litigation settlement gain of $63 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Interest on long-term debt (1)	227	226	101
Gain on fair value increment upon partial repayment of long-term debt	—	—	(10)
Interest on withdrawal liabilities for multiemployer plans	2	2	2
Amortization of debt issuance costs and other	8	6	5
	237	234	98

(1)
The Company capitalized $6 million of interest expense for the year ended December 31, 2024 (2023 – $8 million; 2022 – $24 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
U.S. (loss) earnings	(134)	81	308
Foreign earnings (loss)	135	(39)	91
Earnings before income taxes	1	42	399

Provision for income taxes includes the following:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
U.S. Federal and State:
Current	5	2	29
Deferred	(36)	18	36
Foreign:
Current	—	10	50
Deferred	49	(263)	(5)
Income tax expense (benefit)	18	(233)	110

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to earnings before income taxes due to the following:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
U.S. federal statutory income tax	—	9	84
Reconciling Items:
State and local income taxes, net of federal income tax benefit	(2)	(3)	12
Foreign income tax rate differential	4	(1)	11
Tax credits and special deductions	(35)	(20)	(18)
Tax rate changes	—	—	(1)
Deferred tax revaluation due to acquisitions	—	7	—
Uncertain tax positions	7	(1)	(2)
Valuation allowance on deferred tax assets	26	(191)	(66)
Nondeductible expenses	9	10	5
Global intangible low-taxed income (GILTI)	(7)	15	1
Litigation settlement	—	(5)	—
Foreign exchange	27	(11)	—
Business acquisition gain	—	(47)	—
Tax on conversion of debt to equity of foreign affiliate	—	—	77
Outside basis difference in partnership investment	(7)	—	—
Other	(4)	5	7
Income tax expense (benefit)	18	(233)	110

In 2024, the effective tax rate was unfavorably impacted by foreign exchange items from the weakening of the Canadian dollar and by recording a valuation allowance on certain new deferred income tax assets, mainly deferred interest expense. This was partially offset by additional tax credits, mainly from research activities and state investment, as well as adjustments relating to filed tax returns.

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

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are comprised of the following:

	December 31,	December 31,
	2024	2023
	$	$
Accounting provisions	60	56
Net operating loss carryforwards and other deductions	971	1,008
Inventory	23	30
Intangible assets	84	55
Tax credits	118	109
Debt	8	8
Pension and other employee future benefit plans	99	146
Countervailing duty and anti-dumping duty	115	110
Investment in subsidiaries	11	11
Operating lease liability	26	18
Other	12	10
Gross deferred tax assets	1,527	1,561
Valuation allowance	(453)	(426)
Net deferred tax assets	1,074	1,135
Property, plant and equipment	(498)	(516)
Investment in subsidiaries	(42)	(58)
Operating lease asset	(25)	(18)
Deferred tax on foreign earnings	(18)	(16)
Other	(9)	(5)
Total deferred tax liabilities	(592)	(613)
Net deferred tax assets	482	522
Included in:
Deferred income tax assets	482	675
Deferred income taxes and other	—	(153)
Total	482	522

At December 31, 2024, the Company had $2.1 billion net operating loss and deduction limitation carryforwards, $1.2 billion of which expires between 2029 and 2037, and a capital loss carryforward of $209 million which expires in 2025 and 2026. The Company also had foreign net operating losses of $954 million, expiring between 2029 and 2043, and research and development expenditures of $341 million that can be carried forward indefinitely.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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
•
Reversals of taxable temporary differences in the future
•
Projected future income / (losses)
•
Tax planning strategies
•
Divestitures / Acquisition of businesses

Management believes that it is more likely than not that future operations will generate sufficient taxable income to realize the deferred tax assets, with the following exceptions on which a valuation allowance is recorded:

•
U.S. net operating losses and deduction limitations ($209 million)
•
U.S. state tax credits and other items ($188 million)
•
U.S. capital loss ($49 million)
•
Foreign net operating losses ($7 million)

In 2024, the valuation allowance unfavorably impacted tax benefit and the effective tax rate by $26 million (favorable impact of $191 million in 2023).

As of December 31, 2024, the Company has recorded a cumulative deferred tax liability of $18 million (2023 – $16 million) for foreign withholding tax and various state income taxes associated with the repatriation of earnings subject to the repatriation tax as well as future repatriation of its unremitted foreign earnings. The Company did not provide for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to earnings as it estimates that this deferred tax liability in combination with the repatriation tax amount, covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2024, the Company had gross unrecognized tax benefits of approximately $60 million ($54 million and $25 million for 2023 and 2022, respectively). If recognized in 2025, these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2024	2023	2022
	$	$	$
Balance at beginning of year	54	25	27
Acquisition of businesses	—	30	—
Additions for tax positions related to current year	3	4	2
Additions for tax positions of prior years	6	1	2
Reductions for tax position of prior years	—	(3)	—
Expirations of statutes of limitations	(3)	(3)	(6)
Interest	1	—	—
Foreign exchange	(1)	—	—
Balance at end of year (1)	60	54	25

(1)
As of December 31, 2024, $31 million of these unrecognized tax benefits are reducing Deferred income tax assets in the Consolidated Balance Sheets (2023 – $32 million) and are included in the Deferred tax assets and liabilities table above. The remaining balance of $29 million is included in Deferred income taxes and other in the Consolidated Balance sheets (2023 – $22 million).

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2024 (less than $1 million for 2023 and 2022). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense. The Company believes it is reasonably possible that up to $6 million of its unrecognized benefits may be recognized by December 31, 2025. However, the amount and timing of the recognition of these benefits is subject to some uncertainty.

The main jurisdictions where the Company and its subsidiaries file tax returns for 2024 are the U.S. and Canada. The Company and its subsidiaries also file returns in other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2024, the Company’s subsidiaries are subject to foreign federal income tax examinations for 2020 and subsequent tax years. Years prior to 2021 are closed from a U.S. federal cash tax liability standpoint. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

BASE EROSION AND PROFIT SHIFTING - PILLAR TWO

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries wherein the Company operates have already adopted or are in the process of adopting such legislation. The Company has performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the year ended December 31, 2024. The Company continues to evaluate their impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2024	2023
	$	$
Work in process and finished goods	682	670
Raw materials	344	328
Operating and maintenance supplies	368	335
	1,394	1,333

Certain domestic raw materials, in process and finished goods inventories are valued based on the LIFO method. LIFO inventories were $305 million and $310 million at December 31, 2024 and 2023, respectively. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $14 million higher than reported at December 31, 2024 and $13 million higher at December 31, 2023.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2024	2023
		$	$
Machinery and equipment	3 – 20	3,567	3,316
Buildings and improvements	10 – 40	620	606
Timberlands	(1)	309	341
Assets under construction	—	170	247
		4,666	4,510
Less: Accumulated depreciation		(1,131)	(862)
		3,535	3,648

(1)
Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2024 was $333 million (2023 – $281 million; 2022 – $227 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The components of lease expense were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Operating lease expense	34	36	23
Variable lease expense (1)	10	17	—

Finance lease expense:
Amortization of right-of-use assets	1	1	1
Interest on lease liabilities	—	—	—
Total finance lease expense	1	1	1

(1)
Variable lease expense is determined by the consumption of the underlying asset.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	36	35	25
Operating cash flows from finance leases	—	—	—
Financing cash flows from finance leases	1	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	31	35	9
Finance leases	2	1	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
	$	$
Operating leases
Operating lease right-of-use assets	113	98

Lease liabilities due within one year	28	29
Long-term operating lease liabilities	86	74
	114	103

Finance leases
Property, plant and equipment	9	8
Accumulated depreciation	(2)	(1)
	7	7

Long-term debt due within one year	1	1
Long-term debt	4	3
	5	4

Weighted-average remaining lease term
Operating leases	5.6 years	5.6 years
Finance leases	3.8 years	3.9 years

Weighted-average discount rate
Operating leases	6.2%	5.6%
Finance leases	8.2%	8.0%

Maturities of lease liabilities at December 31, 2024 were as follows:

Operating leases
$
2025	32
2026	28
2027	24
2028	19
2029	11
Thereafter	28
Total lease payments	142

Less: Imputed interest	28

Total lease liabilities	114

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

December 31,
2024
$
Balance at beginning of year	—
Acquisition of Iconex Paper (Note 3)	33
Effect of foreign currency exchange rate change	—
Balance at end of year	33

The goodwill at December 31, 2024 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2024			2023
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	30	9	(1)	8	9	—	9
Trade names	15	15	(3)	12	15	(2)	13
Customer relationships	8	110	(2)	108	—	—	—
Total		134	(6)	128	24	(2)	22

Amortization expense related to intangible assets for the year ended December 31, 2024 was $3 million (2023 – $1 million; 2022 – nil).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2025	2026	2027	2028	2029
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2024	2023
	$	$
Pension asset - defined benefit pension plans	250	225
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	195	159
Off-market contracts	71	72
Restricted cash	59	—
Other	43	85
	618	541

At December 31, 2024, restricted cash included in Other assets in the Consolidated Balance Sheets represents amounts held in trust to pay for the costs of an environmental project at the Kingsport linerboard mill. The restriction will lapse when the related long-term debt is paid off.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

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

For the year ended December 31, 2024, the Company recorded $30 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $4 million of write-off of inventory and $1 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On October 6, 2022, it was announced that paper operations at the Crofton mill would be curtailed indefinitely starting early December 2022. However, the paper operations restarted in January 2023 but were curtailed again in July 2023. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. As a result, for the year ended December 31, 2024, the Company recorded $8 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2023 and 2022 – $25 million and $20 million, respectively, of write-off of property, plant and equipment under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

On December 1, 2021, it was announced that operations at the Tiskwat mill at Powell River would be curtailed indefinitely. On August 16, 2023, it was announced that operations would be curtailed permanently.

For the year ended December 31, 2024, the Company recorded $4 million of severance and termination costs and $2 million of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the year ended December 31, 2023, the Company recorded $8 million of severance and termination costs, and $8 million of environmental closure costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2022 – $1 million of severance and termination costs, and $1 million of environmental closure costs).

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

For the year ended December 31, 2024, the Company recorded $2 million of inventory obsolescence, $1 million of severance and termination costs, and $2 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the year ended December 31, 2023, the Company recorded $6 million of write-off of property, plant and equipment and $3 million of write-off of investment under Impairment of long-lived assets, on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $23 million of inventory obsolescence, $12 million of severance and termination costs, $14 million of pension and other post-retirement costs and $9 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14. CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS (CONTINUED)

Conversion of Kingsport, Tennessee mill

The Company entered the linerboard market upon the completion of the conversion of the Kingsport paper machine in June 2023. For the year ended December 31, 2023, the Company recorded $63 million under Asset conversion costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2022 – $67 million).

Other Costs

During 2024 other costs related to previous and ongoing closures and restructuring included $2 million of severance and termination costs and $12 million of other costs (2023 – $1 million of severance and termination costs and $11 million of other costs; 2022 – nil).

The following table provides the activity in the closure and restructuring and transaction costs liability:

	December 31,	December 31,
	2024	2023
	$	$
Balance at beginning of year	31	15
Additions	16	80
Payments	(37)	(64)
Balance at end of year (1)	10	31

(1)
At December 31, 2024, $10 million is shown in Trade and other payables.

The $10 million provision is comprised of severance and termination costs of $8 million and other costs of $2 million.

Closure and restructuring costs are based on management’s best estimates at December 31, 2024. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2024	2023
	$	$
Trade payables	575	598
Payroll-related accruals	153	140
Other accruals	209	211
	937	949

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the periods ended December 31, 2023 and December 31, 2024.

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2022	(12)	(5)	36	(41)	(22)
Natural gas swap contracts	(9)	N/A	N/A	N/A	(9)
Currency options	1	N/A	N/A	N/A	1
Foreign exchange forward contracts	9	N/A	N/A	N/A	9
Net loss	N/A	(69)	(3)	N/A	(72)
Foreign currency items	N/A	N/A	N/A	34	34
Other comprehensive income (loss) before reclassifications	1	(69)	(3)	34	(37)
Amounts reclassified from Accumulated other comprehensive loss	16	2	(3)	—	15
Net current period other comprehensive income (loss)	17	(67)	(6)	34	(22)
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(7)	N/A	N/A	N/A	(7)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Net gain	N/A	54	9	N/A	63
Foreign currency items	N/A	N/A	N/A	(99)	(99)
Other comprehensive (loss) income before reclassifications	(48)	54	9	(99)	(84)
Amounts reclassified from Accumulated other comprehensive loss	15	1	(2)	—	14
Net current period other comprehensive (loss) income	(33)	55	7	(99)	(70)
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
	$	$	$
Net derivative (losses) gains on cash flow hedge
Natural gas swap contracts (1)	(9)	(10)	16
Currency options and forwards (1)	(11)	(11)	(6)
Total before tax	(20)	(21)	10
Tax benefit (expense)	5	5	(2)
Net of tax	(15)	(16)	8

Amortization of defined benefit pension items
Amortization of net actuarial gain (loss) (2)	1	—	9
Amortization of prior year service cost (2)	(2)	—	—
Curtailment loss (2)	—	(3)	—
Total before tax	(1)	(3)	9
Tax benefit (expense)	—	1	(2)
Net of tax	(1)	(2)	7

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	2	3	1
Discontinued operations	—	—	1
Total before tax	2	3	2
Tax expense	—	—	—
Net of tax	2	3	2

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 "Pension Plans and Other Post-Retirement Benefit Plans" for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2024	2023
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	120	121
6.75% Notes	2044	150	USD	155	156
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	480	USD	480	335
First Lien Term Loan	2028	325	USD	323	341
Farm Credit Term Loan A	2030	608	USD	603	635
Farm Credit Term Loan B	2028	255	USD	255	269
IRB Bonds	2029	60	USD	60	—
Other			USD	5	3
Finance lease obligations	2024-2030			5	4
				2,648	2,506

Less: Unamortized debt issuance costs				25	29

Less: Due within one year				66	67
				2,557	2,410

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases
	$	$
2025	65	1
2026	66	2
2027	66	1
2028	1,638	1
2029	93	—
Thereafter	713	—
	2,641	5
Less: Amounts representing interest	—	—
Total payments	2,641	5

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

ABL REVOLVING CREDIT FACILITY

On March 1, 2023, the Company amended its ABL Revolving Credit Facility that matures on March 1, 2028 (extended from November 30, 2026). The Company’s ABL Revolving Credit Facility provides for revolving loans and letters of credit of up to $1.0 billion (up from $400 million), subject to borrowing base capacity, which was $911 million at December 31, 2024. On February 26, 2025, the Company entered into an amendment (the “Third ABL Amendment”) to its ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. Borrowings under the ABL FILO Loan bear interest at SOFR or prime rate, as applicable, plus a margin.

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

The Company’s obligations under the ABL Revolving Credit Facility are guaranteed by its immediate parent (a company with no assets other than Domtar shares) and its wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. The ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. subsidiaries and all the assets of Canadian subsidiaries and a second-priority lien on the fixed assets of its wholly-owned material U.S. subsidiaries (excluding principal properties and shares of subsidiaries), in each case, subject to permitted liens.

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

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $87.5 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as at December 31, 2024.

On December 31, 2024, the Company had borrowings of $480 million and $158 million of letters of credit outstanding under this facility, leaving unused commitments of $273 million available (2023 – $335 million and $159 million, respectively).

BANK TERM LOAN

On January 28, 2025 the Company entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Company's Bank Term Loan will amortize in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

INDUSTRIAL REVENUE BOND (“IRB Bonds”)

On December 5, 2024, the Company issued IRB Bonds with a principal amount of $60 million through the Industrial Development Board of the City of Kingsport, Tennessee to finance an environmental project at the Kingsport linerboard mill. The proceeds of the financing are held in trust to pay for the costs of the project. The funds held in trust are included in Other assets on the Consolidated Balance Sheets. The rate on the bonds is 5.25% until November 15, 2029. The IRB Bond provisions include a mandatory remarketing event scheduled for November 15, 2029 where the bonds will be offered for remarketing at the prevailing market rate. The Company is obligated to repurchase any bonds not successfully remarketed. The interest on these bonds is exempt from federal income tax for holders. The bonds rank pari passu with the First Lien Term Loan Credit Agreement, the Senior Secured Notes, the Farm Credit Term Loan and the Bank Term Loan. While the bonds remain outstanding, the Company is obligated to follow the covenants contained in the Senior Note indenture or a replacement security.

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

During the year ended December 31, 2024, the Company repaid $33 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization (2023 – $25 million and $14 million, respectively). At December 31, 2024 there was $608 million of borrowings under Farm Credit Term Loan A and $255 million of borrowings under Farm Credit Term Loan B (2023 – $641 million and $269 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

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

During the year ended December 31, 2024, the Company repaid $19 million as required for quarterly amortization (2023 –
$18 million). The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At December 31, 2024 there was $325 million of borrowings outstanding under the Term Loan Facility (2023 – $344 million).

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

On January 7, 2022, $133 million of the Notes were redeemed, as a result of the Domtar Existing Notes Change of Control Offers that terminated on January 3, 2022, leaving $642 million of Notes outstanding as of December 31, 2023 and 2024, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

COMMON ATTRIBUTES OF THE TERM LOAN FACILITIES, THE NOTES AND IRB BOND

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

On January 3, 2022, $134 million of the 6.25% Notes due 2042 and $100 million of the 6.75% Notes due 2044 were tendered pursuant to the offer. As a result, $116 million par amount of the 6.25% Notes due 2042 and $150 million par amount of the 6.75% Notes due 2044, remain outstanding as of December 31, 2023 and 2024, respectively.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

.
	December 31,	December 31,
	2024	2023
	$	$
Provision for environmental and asset retirement obligations	107	111
Contingent consideration for contingent value right	154	133
Other	54	62
	315	306

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19.

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

The Company has environmental liabilities of $57 million recorded as of December 31, 2024 (2023 – $64 million) primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $56 million recorded as of December 31, 2024 (2023 – $60 million), primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

For the year ended December 31, 2024, the Company’s operating expenses for environmental matters amounted to $128 million (2023 – $101 million; 2022 – $75 million).

The Company made capital expenditures for environmental matters of $11 million during the year ended December 31, 2024 (2023 – $18 million; 2022 – $10 million).

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2024	2023
	$	$
Balance at beginning of year	124	49
Additions and other changes	1	17
Environmental spending	(7)	(6)
Acquisition of business	—	63
Effect of foreign currency exchange rate change	(5)	1
Balance at end of year (1)	113	124

(1)
At December 31, 2024, $6 million is shown in Trade and other payables and $107 million is shown in Other liabilities and deferred credits in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2024, anticipated undiscounted payments in each of the next five years are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	11	4	15	4	4	162	200

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2024, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2024, were as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	146	44	40	9	3	8	250

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2024, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2024 the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that now outdated rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources.

On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all existing coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by operating level. Units that operate greater than 40% of their operating capacity in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. These new climate rules have been challenged in the D.C. Circuit and may be repealed during the next Presidential term beginning January 20, 2025. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of December 31, 2024, will not have a material adverse effect on the Company's Consolidated Financial Statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce's decision was issued on April 30, 2024. These proceedings have been stayed until the issuance of a mandate in a related appeal pending in the U.S. Court of Appeals for the Federal Circuit. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On May 8, 2023, the Company filed with the U.S. Court of International Trade ("CIT") a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the CIT to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. All appellate reviews described above remain pending.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of December 31, 2024, the Company had $119 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of December 31, 2024, a total of $648 million of cash deposits ($480 million of countervailing and $168 million of anti-dumping duties) on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of antidumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition and sale of businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following table reconciles the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the year ended December 31, 2024			For the year ended December 31, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	15	31	46	22	17	39
Cash deposits paid recognized as receivable	(4)	(8)	(12)	(6)	(4)	(10)
	11	23	34	16	13	29

(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following table outlines the changes in duties receivable:

	December 31, 2024			December 31, 2023
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of period	123	36	159	104	28	132
Cash deposits paid recognized as recoverable	4	8	12	6	4	10
Accretion	19	5	24	13	4	17
Balance at end of year (1)	146	49	195	123	36	159

(1)
The balance of $195 million is shown in Other assets in the Consolidated Balance Sheets.

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

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $104 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024. On August 27, 2024, the Quebec Superior Court rendered its judgment, declaring that (i) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of these pension plans are extinguished and have been released and discharged by the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended; and (ii) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of the pension plans on the basis of facts that took place prior to April 17, 2009 are inconsistent with the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended. On September 17, 2024, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed a motion seeking leave to appeal, which was denied. On January 7, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed an application for leave to appeal to the Supreme Court of Canada.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, as an environmental liability in Other liabilities in the purchase price allocation of Resolute. See Note 3 “Acquisition and sale of businesses” for more information.

MENOMINEE FIRE

Prior to the Acquisition, on October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company's Menominee mill. At this time, six claims have been filed in Michigan State Court against the Company, of which three have been settled including the complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million. The separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million is still pending. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

On December 6, 2024, Michigan EGLE sent a “Compliance Communication” to the Company regarding the alleged release of hazardous substances caused by the October 6, 2022 fire and fire suppression activities. EGLE alleges that the Company is liable under Part 201 for the facility and seeks reimbursement of EGLE’s response activity costs. The Company has responded to the letter on January 5, 2025 disputing EGLE’s allegations.

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

For the year ended December 31, 2024, the Company recognized direct costs of $8 million (2023 – $25 million) which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $5 million (2023 – $3 million) for the year ended December 31, 2024, under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the year ended December 31, 2024, $27 million was received from the insurer (2023 – $30 million).

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20.

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2024 and December 31, 2023, no single customer represented more than 10% of the Company’s receivables.

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

As of December 31, 2024, the Company hedged 23% and 1% of its forecasted purchases of natural gas under derivative contracts for 2025 and 2026, respectively. The natural gas derivative contracts were effective as of December 31, 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiary over the next 13 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2024, the Company hedged 39% and nil of its forecasted net Canadian dollars cash exposures under contracts for 2025 and 2026, respectively. The foreign exchange derivative contracts were effective as of December 31, 2024.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at December 31, 2024 and December 31, 2023, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2024	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Natural gas swap contracts	3	—	3	—	(a)	Prepaid expenses
Total Assets	3	—	3	—

Liabilities derivatives
Currency derivatives	39	—	39	—	(a)	Trade and other payables
Total Liabilities	39	—	39	—

Other Instruments:
Long-term debt due within one year	66	—	66	—	(b)	Long-term debt due within one year
Long-term debt	2,422	—	2,422	—	(c)	Long-term debt
Contingent consideration for contingent value right	154	—	—	154	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023. The carrying value of the Company’s long-term debt due within one year is $66 million and $67 million at December 31, 2024 and December 31, 2023, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,557 million and $2,410 million at December 31, 2024 and December 31, 2023, respectively.
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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21.

SEGMENT DISCLOSURES

The Company reports segment information consistent with the way its Chief Operating Decision Maker (“CODM”) evaluates the operating results and performance of the Company. The Company analyzes the results of its business through the following reportable segments, which also represent its three operating segments based on the Company's organizational structure:

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

The Company’s CODM, the owner and sole shareholder of Domtar, reviews segment operating income, as well as revenue, in the budgeting and forecasting process and considers actual versus budget variances in assessing the performance of the segment and allocate resources. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. The Company believes it is appropriate to disclose this measure to help analyze segment performance and trends. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance. Segment operating income excludes certain corporate expenses that are not related to segment activities and are presented on the Corporate and other line. The Company excludes these items from segment operating income in order to provide better transparency of its segment operating results. Additionally, no segment assets are reported as they are not identifiable by segment.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets, goodwill and intangible assets used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
SEGMENT DATA	2024	2023	2022
	$	$	$
Sales by segment
Paper and packaging	4,727	4,907	5,537
Pulp and tissue	1,510	1,202	—
Wood products	1,006	860	—
Total for reportable segments	7,243	6,969	5,537
Intersegment sales	(89)	(33)	—
Consolidated sales	7,154	6,936	5,537

Sales by product group
Communication papers	2,466	2,609	2,802
Specialty and packaging papers	1,167	1,138	991
Market pulp	1,744	1,718	1,686
Linerboard	193	69	—
Newsprint	351	350	58
Tissue	227	192	—
Wood	1,006	860	—
Consolidated sales	7,154	6,936	5,537

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Other costs by segment
Paper and packaging	4,344	4,649	5,007
Pulp and tissue	1,420	1,165	—
Wood products	1,119	964	—
Total for reportable segments	6,883	6,778	5,007
Corporate and other	53	(106)	75
Consolidated other costs	6,936	6,672	5,082

Operating income (loss) from continuing operations
Paper and packaging	331	238	530
Pulp and tissue	53	24	—
Wood products	(113)	(104)	—
Corporate and other	(53)	106	(75)
Consolidated operating income from continuing operations	218	264	455
Interest expense, net	237	234	98
Non-service components of net periodic benefit cost	(20)	(12)	(42)
Earnings before income taxes	1	42	399
Income tax expense (benefit)	18	(233)	110
(Loss) earnings from continuing operations	(17)	275	289
Earnings from discontinued operations, net of taxes	—	13	18
Net (loss) earnings	(17)	288	307

Other costs by segment consist primarily of: input costs (including fiber, energy and chemicals), manufacturing costs (including hourly and salaried wages and fringe and plant overhead, such as utilities and taxes), freight & duty costs, maintenance related costs, spending-related costs (including depreciation and amortization of manufacturing assets, asset retirements, intangible assets and operating leases), and administrative, information technology, and selling costs (including primarily wages and fringe for salaried personnel and purchased services).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Additions to property, plant and equipment
Paper and packaging	182	217	481
Pulp and tissue	49	35	—
Wood products	53	66	—
Corporate and other	4	13	2
Discontinued operations	—	—	3
Consolidated additions to property, plant and equipment	288	331	486
Add: Change in payables on capital projects	(8)	11	(8)
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	280	342	478

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$
Geographic information
Sales
United States	5,153	4,983	3,923
Canada	756	775	495
Asia	723	686	853
Europe	316	349	215
Other foreign countries	206	143	51
	7,154	6,936	5,537

	December 31,	December 31,
	2024	2023
	$	$
Long-lived assets
United States	2,178	2,005
Canada	1,631	1,763
	3,809	3,768

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

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

For the year ended December 31, 2024, the Company recognized $22 million of management fees paid to an affiliated company (2023 – $28 million; 2022 – $33 million). These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

For the year ended December 31, 2024, the Company purchased $7 million of wood fiber from Paper Excellence affiliates (2023 – nil; 2022 – $3 million).

In 2022, the Company also sold land parcels for an amount of $4 million, which represented the fair value of these assets, to a Paper Excellence affiliate.

The Company has other receivables with affiliated companies of $35 million and $21 million at December 31, 2024 and December 31, 2023, respectively.

The Company has other payables with affiliated companies of $7 million and $36 million at December 31, 2024 and December 31, 2023, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Refer to Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

Management has excluded New Receiptco Opco LLC from the assessment of internal control over financial reporting as of December 31, 2024, because it was acquired in a business combination during 2024. The assets and revenues of this business represent 0.6% and 3.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. This exclusion is in accordance with the SEC’s general guidance that an assessment of recently acquired business may be omitted from the scope in the year of acquisition.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2024.

ITEM 9B. OTHER INFORMATION

The Company has nothing to report under this item.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of March 1, 2025.

Name	Age	Principal Occupation
Tom Shih	54	Chief, Legal Affairs, Paper Excellence Canada Holdings Corporation
Hardi Wardhana	53	Director, Global Head of M&A, Paper Excellence

Tom Shih has been a director of the Company since November 30, 2021, as part of the Merger. Mr. Shih previously served as General Counsel for the Paper Excellence Group (“Group”) and headed the legal department of the organization since 2011. In this capacity, he provided guidance to shareholder, executives and managers at all levels on all legal, corporate/commercial, regulatory, government affairs, compliance and strategic management matters relating to the Group and its various subsidiaries and affiliates. Currently he serves as Chief, Legal Affairs for Paper Excellence Canada Holdings Corporation. Mr. Shih holds several advanced degrees from the University of

California, Los Angeles, including Juris Doctor (J.D.), Doctor of Environmental Science & Engineering (D.Env.), Master of Public Health (M.P.H.), and a Bachelor of Science in Biology. He is a licensed attorney with expertise in international, corporate, contracts, regulatory and environmental laws and regulations. Prior to his legal practice, Mr. Shih worked for over 5 years as an Environmental Scientist at the California Environmental Protection Agency, Water Resources Control Board.

Hardi Wardhana has been a director of the Company since November 30, 2021, as part of the Merger. Mr. Wardhana has been with the Paper Excellence Group since inception in 2006. He is currently a Director of Paper Excellence B.V., and the Global Head of M&A. Mr. Wardhana has been involved in all the M&A transactions within the Paper Excellence Group, overseeing a total of about US$8 billion in transaction value across Canada, France, Germany, Brazil and USA. Mr. Wardhana previously worked at McKinsey & Co as a management consultant. He earned a Bachelor of Science in Mechanical Engineering from Columbia University, a Master of Science in Engineering-Economic Systems from Stanford University and a master’s in finance from the London Business School.

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

ITEM 11. EXECUTIVE COMPENSATION

Key Compensation Decisions in 2024

The year 2024 marked the implementation of integrated incentive compensation programs across all three legacy companies.

For the 2024 Annual Bonus Plan, the metrics for participants were weighted 70% on company EBITDA performance, 10% on Health & Safety and 20% on Productivity. The maximum payout opportunity is set at 150% of target to limit payout costs. The minimum was set at 50%. The targeted Adjusted EBITDA reflected the approved budgeted amount, and the threshold was calculated at 85% of the targeted Adjusted EBITDA and maximum calculated at 125%.

The 2024 Domtar Corporation Amended and Restated Long-Term Incentive Plan (LTIP) was comprised of non-equity awards, consisting of 50% Restricted Units that are service-based, which vest and settle in cash at the end of three years (in March of 2027), and 50% Performance Units, with payout opportunities ranging from 0% to 200% of target, which vest and settle in cash at the end of three years (in March 2027). The Performance Units have three tranches equally weighted at 25% with annual goals (for each of 2024, 2025, and 2026) and a fourth tranche based on the average of the actual 3-year results, also weighted at 25%. The maximum payout under the LTIP plan is 150%: (Max of 100% on Restricted Units x 50% weighting = 50%) + (Max of 200% on Performance Units x 50% weighting = 100%). Performance targets are determined each year at budget time. Our 2024 Leverage Ratio is the KPI for year 1 of the 2024 Performance Units. The Leverage Ratio is based on the budgeted leverage ratio at year-end and excludes the repayment of term loans and notes.

A new Non-Qualified Deferred Compensation Plan was implemented for U.S. executives to provide enhanced retirement savings opportunities for eligible executives beyond amounts allowed by the IRS to a 401(k) plan. The plan allows voluntary deferrals up to 50% of pretax base salary and up to 100% of annual bonus compensation, thereby lowering taxable compensation and delaying income tax payment to a later year. Participant deferrals, however, are subject to FICA tax when deferred, and are always 100% vested. None of the Named Executive Officers participated in the plan in 2024.

Named Executive Officers

Steve Henry continued to serve as President of the Paper & Packaging business unit and Principal Executive Officer (“PEO”) of Domtar with the responsibility to sign SEC disclosures such as the Form 10-K and the certifications for the Forms 10-K and 10-Qs. In September 2024, Mr. Henry was appointed as a member of the Management Board.

Joe Ragan continued to serve as EVP & Chief Financial Officer.

On February 2, 2024, it was announced that Richard Tremblay was appointed as President of the Pulp & Tissue business unit.

Hugues Simon, who was President of the Wood Products business unit, resigned in June 2024, and was succeeded by Luc Thériault on August 26, 2024.

For 2024, our Named Executive Officers (“NEOs”) are:

Steve Henry	Principal Executive Officer (PEO) / President, Paper & Packaging Business Unit
Joe Ragan	Executive Vice President & Chief Financial Officer (CFO)
Richard Tremblay	President, Pulp & Tissue Business Unit
Luc Thériault	President, Wood Products Business Unit
Hugues Simon	Former President, Wood Products Business Unit

2024 Compensation Results

Annual bonus awards as a percentage of target earned by our NEOs based on business results for 2024 were: 85.07% for Paper & Packaging; 28.83% for Pulp & Tissue; 54.63% for Wood Products; and 62.65% for the North America Corporate Center.

The status of the LTIP performance results are summarized below:

Domtar – LTIP Performance Units (“PUs”):

•
2024 PUs – First year awards banked at 0% (Year 1 results is 0% multiplied by one-fourth of the measurement period or 25%) for the Leverage Ratio during FY2024. Both Performance Units (as adjusted for performance results) and Restricted Units will vest on December 31, 2026, and will be settled by March 15, 2027.

Domtar – Legacy LTIP Performance Units (“PUs”):

All previous outstanding equity awards were paid out in their entirety in 2021 upon the acquisition of the Corporation by Paper Excellence.

•
2022 PUs – Third year awards banked at 24.27% (Year 3 results are 72.82% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Kingsport Productivity Ramp performance during FY2024. This completes the performance period for the 2022 LTIP PU award, resulting in a total payout of 104.48%. Both Performance Units and Restricted Units vested on December 31, 2024, and will be settled by March 15, 2025.
•
2023 PUs – Second year awards banked at 24.27% (Year 2 results are 72.82% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Kingsport Productivity Ramp performance during FY2024. Both Performance Units and Restricted Units will vest on December 31, 2025, and will be settled by March 15, 2026.

Resolute – Legacy LTIP Performance Share Units (“PSUs”):

•
2023 PSUs - Granted on January 1, 2023, 2023 PSUs continue to vest over the 38-month vesting period from the grant date through February 28, 2026, and will settle at $20.50/unit, at the target level of performance (100%) for the PSUs. The 2023 Performance Units will vest on December 31, 2025, and will be settled by March 15, 2026. The Restricted Units vest ratably at 25% each December 1, with the first tranche vesting on December 1, 2024.

Each PSU (whether vested or unvested and including any corresponding dividend equivalents) will provide a Contingent Value Right (“CVR”), in accordance with the merger agreement.

Additional Information on Executive Compensation Program

Compensation Decisions for 2024 – Principal Executive Officer (“PEO”) Details

The table below shows target total direct compensation for Domtar’s PEO.

Steve Henry: Domtar PEO/President, Paper & Packaging Business Unit – Target Total Direct Compensation:

			Change
Steve Henry	2023	2024	Dollars	Percent
Base Salary	$600,000	$636,000	$36,000	6.0%
Annual Incentive Plan
Target % of Base Salary	80%	80%
Target Dollars	$480,000	$508,800	$28,800	6.0%
Target Total Cash	$1,080,000	$1,144,800	$64,800	6.0%
Actual Payout % of Target	60.66%	78.93%[1]
Actual Payout Dollars	$291,168	$401,596	$110,428	37.9%
Actual Total Cash	$891,168	$1,037,596	$146,428	16.4%
Long-Term Incentive (LTI)
Target % of Base Salary	120%	120%
Target Dollars	$720,000	$763,200	$43,200	6.0%
Target Total Direct Compensation	$1,800,000	$1,908,000	$108,000	6.0%

1 The 2024 Bonus plan design for Mr. Henry, named the Paper & Packaging Business Unit – President only, was based on a different weighting and KPI structure than the Paper & Packaging business unit overall, reflecting in a slightly different payout. This was approved by the owner and sole shareholder of Domtar.

Direct Compensation Mix – at Target

The 2024 target pay mix for our PEO and other NEOs is shown below and reflects pay changes made for 2024.

This table does not include any former executives listed within this disclosure.

Executive Compensation Decision-Making Process

Process and Participants

The table below lists the primary roles of the key participants related to our executive compensation decision-making process:

Process and Participants	Description of Role
Management Board

Our Management Board provides strategic oversight, ensures corporate governance, and guides decision-making to achieve our mission of producing industry-leading forest products with a commitment to our employees, customers, and communities and a dedication to sustainability.

Human Resources Committee

Established on November 1, 2024, the Human Resources Committee is tasked with overseeing the organization's human resources management strategies, policies, and practices. It ensures alignment with the organization's goals and compliance with relevant laws and regulations.

Benchmarking

Use of Market Data

We use compensation market data as a reference for understanding the competitive pay positioning of each pay element and total compensation. Judgment is exercised about compensation decisions, which are reviewed for each executive officer in relation to a range of market data (e.g., 25thpercentile, median, 75th percentile, etc.) and considered, along with internal and other external factors, in making executive pay decisions.

Our approach to executive pay benchmarking for most of our senior executives uses a mix of general and manufacturing industry data from WTW for companies that are similar in size to Domtar.

Details of Executive Compensation Program

Components of Executive Compensation

The principal components of our ongoing compensation program for our NEOs, and their primary purposes, are detailed below:

Component	Purpose
Base salaries	Deliver a competitive level of fixed cash pay intended to reflect the primary duties of the role
Annual cash bonuses	Offer an opportunity to earn additional pay based on achieving predetermined performance goals pursuant to Annual Bonus Plan
Long-term incentives	Align executives’ interests to stay focused on maximizing the Company’s value over the long term through cash-based incentive vehicles
Retirement and other health/welfare benefits	Provide assistance with executive retirement needs, and security in case of possible illness, disability, or loss of life
Perquisites	Provide limited business-related benefits
Severance and Change- in-Control provisions	Provide protection against termination of employment for reasons beyond the executives’ control

The following paragraphs describe our approach to each component in greater detail.

Base Salaries

The Management Board considers whether to grant merit increases and/or market-based adjustments to our executives. Such increases are not always made annually, but rather are made periodically after considering several factors, including:

• competitive market pay levels derived from our benchmarking analyses;

• the executive’s performance throughout the year, and whether his or her duties changed during the year; and

• the overall economic climate, and the Corporation’s performance.

Base salaries in 2024 for our NEOs (in USD) were as follows:

Name	Position	2023	2024[1]	% Change
Steve Henry	PEO / President, Paper & Packaging	$600,000	$636,000	6%
Joe Ragan	CFO	$848,885	$865,862	2%
Richard Tremblay	President, Pulp & Tissue	$402,197	$490,000	22%
Luc Thériault	President, Wood Products	--	$450,000	--
Hugues Simon[2]	Former President, Wood Products	$315,303	$431,591	37%

1Amounts shown are annualized and are reflected as of December 31, 2024, for each NEO.

2Mr. Simon was paid in CAD but amounts above are shown in USD at the exchange rate on December 31, 2024 of 1 CAD = 0.6950 USD.

Performance-Based Annual Bonuses

Annual cash bonuses focus our executive officers on achieving specific annual financial and operating results. These short-term incentives play a key role in ensuring that our total cash compensation opportunity remains competitive.

Target awards. Each NEO has a target bonus award for the plan year, expressed as a percentage of the actual base salary paid to the NEO during that year. For 2024, short-term incentive targets were as follows:

Name	Position	Target as Percent of Salary
Steve Henry	PEO / President, Paper & Packaging	80%
Joe Ragan	CFO	35%
Richard Tremblay	President, Pulp & Tissue	100%
Luc Thériault	President, Wood Products	80%
Hugues Simon	Former President, Wood Products	100%

Annual Bonus Plan (“ABP”):

Based on performance, actual awards earned can vary as a percentage of target from below threshold of 0% (if performance is below threshold for all measures) to a maximum of 150%. Achieving results at the threshold performance for any measure will result in a payout equal to 50% of the target award allocated to that measure. Between performance levels, award payouts will be interpolated on a straight-line basis. The ABP also has an Individual Performance factor (“IPF”) that is subject to employees’ meeting their objectives. The IPF can vary between 0% to 150%. The maximum bonus payout, meaning the total of the KPI and an IPF, that can be earned, is capped at 185%.

Performance measures. The ABP measures results for Key Performance Indicators (“KPIs”) that we view as critical to positioning our business for the future. ABP performance measures are categorized as Fixed or Floating and are measured at the Company level.

The Fixed measure categories of EBITDA and Health and Safety remain constant from year to year. The Floating or variable measures change periodically based on the more immediate business challenges we expect for a particular year. The measures applicable for our FY2024 program are described below.

Fixed Measures

•
EBITDA. We view EBITDA as a leading indicator of our ability to successfully manage our business. This measure is defined as earnings before interest, taxes, depreciation and amortization, and excludes certain one-time or nonrecurring items as further described in our ABP.
•
Health and Safety. Providing a safe working environment for our employees is critical to our business and directly correlated with efficient operations and manufacturing excellence. This measure focuses on the degree to which we reduce the number of occurrences that must be reported to the Occupational Safety and Health Agency (“OSHA”).

Floating Measures

•
Productivity. Increasing our productivity levels is an indicator of the efficiency with which we deploy our assets. This item measures productivity at our pulp, paper, packaging mills and our wood products business relative to the prior year’s performance.

Performance goals and results achieved. The following charts present each KPI, its weighting, the performance goals established at the beginning of 2024, results achieved for each measure, and the related payout earned as a percentage of the target award. The Management Board, in exercising its judgment regarding the appropriate level of threshold, target and maximum goals for the 2024 performance measures, considered a number of factors that included the following (without any specific weighting):

• Historical results for the performance measure;

• Internally forecasted results for the performance measure as determined through our annual budgeting process; and

• Expected degree of difficulty and likelihood of achieving the minimum, target and maximum goals.

ABP goals are reviewed on an annual basis. Financial metrics, such as EBITDA, are established in accordance with our annual budget, based on business expectations for the coming year.

Each NEO’s performance is considered against key strategic initiatives, operational efficiency, and leadership goals established at the beginning of 2024.

Corporate KPIs	Weight (100%)	2024 Results	Threshold 50%[1]	Target 100%	Maximum 150%	Payout as % of Target
North America Group EBITDA[1]	70.0%	NA	NA	NA	NA	35.00%
Health and Safety	10.0%
TFR (North America Group) LTFR (North America Group)	5.0% 5.0%	0.69 0.22	0.92 0.46	0.85 0.42	0.77 0.38	7.50% 7.50%
Productivity	20.0%
Paper & Packaging Business Unit	14%	NA				8.92%
Pulp & Tissue Business Unit	4%	NA	BU Actual Payout % divided by 20% KPI weighting			0.77%
Wood Products Business Unit	2%	NA				2.97%

2024 Percentage of Target Award Payable è						62.65%

1 Actual result for the North America Group EBITDA was negatively impacted by the original approved methodology when combining the results of the three business units using equal weightings. The decision was made and approved by the Human Resources Committee and the owner and sole shareholder of Domtar to calculate the results based on the threshold at 50%.

Long-Term Cash Incentives

We grant long-term cash incentive awards to align with maximizing long-term cash generation, long-term stability and delivering new growth opportunities, while operating the Company in a sustainable and responsible manner.

The purpose of the Long-Term Incentive Plan is to promote the interests of the Company and its Subsidiaries by:

•
Attracting and retaining executive personnel and other key employees for future services;
•
Motivating executive personnel and other key employees by means of performance-related incentives designed to achieve long-range performance goals; and
•
Enabling such individuals to participate in the long-term growth and financial success of the Company.

The 2024 LTIP awards consist of two types of vehicles, namely, Performance Units and Restricted Units. LTIP awards vest at the end of a three-year period, and payment is generally conditional on continued employment until the vesting date. Each unit to be paid is worth $1 in the participant’s local currency.

Overall Target awards. Target long-term values for 2024 awards to our NEOs are shown in the following chart:

Name		Target Award as a % of Base Salary
	Position	2023	2024	% Change
Steve Henry	PEO / President, Paper & Packaging	120%	120%	0%
Joe Ragan	CFO	N/A	15%	N/A
Richard Tremblay	President, Pulp & Tissue	125%	125%	0%
Luc Thériault[1]	President, Wood Products	N/A	120%	N/A

1 LTIP eligibility requires employment as of January 1 of the year of grant, meaning that Mr. Thériault did not receive an LTIP award in 2024.

Long-Term Incentives (“LTIP”):

Award Mix. The LTIP for 2024 continued to use a portfolio approach, as shown below.

Performance Units: 50% Restricted Units: 50%

Approximately 220 of our managers participated in our cash LTIP program for 2024. The grants awarded to our managers generally comprised of RUs and PUs weighted 50% and 50%, respectively.

Additional information regarding the terms of our PU and RU awards is provided in the narrative accompanying the Grants of Plan-Based Awards Table.

Performance Measure Determinations. The performance measure for the Year 1 (2024) of our PUs is Leverage Ratio, weighted 100%. The 2024 PU performance will be evaluated at the end of each individual year in the 3- year period as well as at the end of the 3-year period based on the average performance over that period. Each performance period may have separate goals, determined each year by the Plan Administrator. PUs can be earned based on the achievement against those goals. All earned PUs are banked for payout in Quarter 1, 2027.

PU Performance Periods. No PU awards are earned when performance is below what is deemed to be performance threshold. Payout opportunity ranges from 0% to 200% of target based on performance level achieved. PUs earned for the performance periods vest in full at the end of the entire three-year period. Linear interpolation applied to determine awards earned for results between performance levels of Threshold and Target, and between Target and Maximum.

2023 PU Performance Measures

2022 LTIP Grant – Year 3 2023 LTIP Grant – Year 2	Weight	2024 Domtar Results	Payout as % of Target
	100%
Adjusted Cash Flow from Operating activities	80%	Between Threshold & Target	72.82%
Kingsport Productivity Ramp	20%	Below Threshold	0.00%

For the 2022 LTIP PU Awards, Year 1 resulted in a banked percentage of 46.67% (140% x 33.33%); Year 2 resulted in a banked percentage of 33.54% (100.62% x 33.33%) and Year 3 results in a banked percentage of 24.27% (72.82% x 33.33%) of the overall 2022 LTIP PU Awards. This results in a total payout of 104.48% for 2022 LTIP PU Awards, which will vest and pay out in March 2025.

For the 2023 LTIP PU Awards, Year 1 resulted in a banked percentage of 33.54% (100.62% x 33.33%) and Year 2 resulted in a banked percentage of 24.27% (72.82% x 33.33%) of the overall 2023 LTIP PU Awards.

2024 PU Performance Measure

2024 LTIP Grant – Year 1	Weight	2024 Domtar Results	Payout as % of Target
	100%
Leverage Ratio	100%	Below Threshold	0.00%

This results in a banked percentage of 0% (0% x 25%) of the overall 2024 LTIP PU Awards. Year 1 results is one-fourth of the measurement period or 25%.

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

Tax-qualified plans:

•
Defined Contribution Pension Plan for Non-Unionized Employees of Resolute Forest Products (Canadian tax-qualified pension plan that covers certain Canadian salaried employees of Domtar).

- Messrs. Simon and Thériault participate in this plan.

•
Domtar U.S. Salaried 401(k) plan (U.S. tax-qualified defined contribution plan available to all U.S. salaried employees of Domtar).

- Messrs. Ragan, Tremblay and Henry participate in this plan. Before January 1st, 2025, Messrs. Ragan and Tremblay

Types of benefits	Underlying rationale for offering these benefits	Description of benefits provided
participated in the Resolute FP US Savings Plan, which merged with and into the Domtar US Salaried 401(k) Plan.

Defined Contributions Supplemental Executive Retirement Plan (“DC SERP”) for Designated Executives of Domtar Corporation and its Affiliates (“DC SERP”):

•
Provided to certain officers and key employees.
•
The DC SERP is designed to provide retirement benefits for earnings above fiscal limits on registered and tax-qualified retirement plans in Canada and the U.S.
•
Before January 1st, 2025, Messrs. Simon, Thériault, Ragan and Tremblay participated in the DC Make-Up Program.

Nonqualified Deferred Compensation Plan

•
Provided to certain officers and key employees.
•
Permits elective deferrals of eligible compensation above amounts otherwise permitted under tax-qualified plans.
•
None of the NEOs currently have elected to participate

Health and Welfare Benefits	• Offer a competitive package • Provide benefits that will enable our executives to more fully focus on the demands of running our business.
•
Medical & dental benefits
•
Life, accidental death and dismemberment coverage
•
Long-term disability insurance coverage

Benefits applicable to our NEOs vary based on whether they are based in the U.S. or in Canada.

Executive Perquisites	• Provide flexibility to our executives • Increase travel efficiencies to ensure more productive use of his time and a greater focus on Domtar-related activities.

For a description of the perquisites provided, see the footnote disclosure to the All Other Compensation column in the Summary Compensation Table that appears later in this statement.

We do not provide tax gross-ups on any perquisites other than taxable relocation expenses.

Employee Benefits and Executive Perquisites

For Messrs. Tremblay and Simon: Designed to give the executive officers flexibility in selecting the perquisites that are suitable to their needs for a given year, provide additional medical coverage and, if applicable, limit the executive’s tax liability to the liability in the executive’s home country. The named executive officers are responsible for any tax consequences related to their use and receipt of the perquisites. A fixed annual allowance is offered to cover expenses for fiscal and financial advice, and such other perquisites as chosen by the executive. If an executive is not covered by the Company’s frequent business traveler’s policy, then the annual allowance may also be used for tax preparation fees. A fixed allowance balances the market practice of providing a certain level of perquisites with controlling costs to ensure the perquisites are not excessive.

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

Employment Agreements and Other Post-Termination Protections

The material terms of the employment contracts described below and benefits provided under the named severance plans are described and quantified in the section entitled “Employment Agreements and Potential Payments upon Termination or a Change in Control” later in this statement.

On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. Pursuant to this agreement, if the Company terminates his employment for reasons other than "for Cause", Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation; provided, however, that the maximum severance pay benefit payable shall not exceed 12 month's base pay. To be eligible for severance pay, Mr. Ragan must execute, and not thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company. In addition, Mr. Ragan may resign for "Good Reason" and his resignation and termination of employment will be treated for purposes of his entitlement to severance pay as though he had been terminated by the Company other than for Cause. In November 2024, Mr. Ragan was granted a special Long-Term Incentive award in the amount of $500,000 payable in March 2027 contingent upon achievement of specific quarterly KPIs.

On February 5, 2024, Mr. Tremblay entered into an employment agreement with Paper Excellence for his position of President, Pulp & Tissue, including a second retention bonus agreement. Following the Merger effective date or March 1, 2023, he entered into the first retention bonus agreement as a reward for his contribution to the Company’s success and to provide an incentive for him to remain with the Company (or its successor). Under the first retention bonus agreement, Mr. Tremblay may receive a retention bonus, equal to 50% of his base salary for each of the next two years. The first-year retention bonus vested on the first anniversary of the Merger effective date or March 1, 2024, and the second-year retention bonus will vest on the second anniversary of the Merger effective date or March 1, 2025, provided that he is employed by the Company on such dates. Under the second retention bonus agreement, Mr. Tremblay may receive USD $200,000 in March 2026, provided that he is employed by the Company on such date. Also as of the Merger effective date, he will retain all rights and remain subject to all obligations under the 2022 letter agreement between him and Resolute amending certain changes to the terms and conditions of his entitlements under Resolute’s Severance Policy – Chief Executive Officer and Direct Reports (“CEO/DR Severance Policy”). This CEO/DR Severance Policy became effective once the transactions contemplated by the Merger Agreement were completed and following the closing in accordance with the terms of the Merger Agreement, as it relates to a change in control.

Mr. Henry entered into a retention agreement in 2023; however, this was not executed in the same year. Thus, in 2024, his retention bonus agreement will consist of a USD $250,000 payment for each of the next four years. The retention bonus will vest on July 1 of each year from 2025 to 2028, provided that he is employed by the Company as of respective such date. Should Mr. Henry leave the Paper Excellence Group before the fourth anniversary, he will forfeit the Company match and be obligated to repay any retention payments. Mr. Henry is also eligible to participate in Domtar’s Severance Program for Management Committee Members, which is a severance program intended to assure that members are treated fairly in the event their employment is terminated.

As of his hire date, Mr. Thériault became eligible to receive a retention bonus over three years. The bonus consists of USD $300,000 per year payable in each of August 2025, August 2026, and August 2027 provided that he remains actively employed with the Company for the applicable year and through to the payment date. Mr. Thériault is entitled to a severance of 12 months of base salary, plus an additional 3 months of base salary for each full year of continuous service as a member of the Management Committee, up to a maximum of 24 months of base salary. He is ineligible for the severance allowance if terminated for Cause as outlined in his employment agreement.

Related Policies and Considerations

Domtar – Related Policies and Considerations

Forfeiture of Awards for Misconduct (“Clawback”)

If a participant in the Domtar Corporation Amended and Restated Long-Term Incentive Plan knowingly or grossly negligently engages in financial reporting misconduct, then all awards in the 12 months prior to the date the misleading financial statements were issued, as well as any awards that vested based on the misleading financial statements, will be disgorged to the Corporation. In addition, the Corporation may cancel or reduce, or require a participant to forfeit and disgorge to the Corporation or reimburse the Corporation for, any awards granted or vested, and bonus granted or paid, and any gains earned or accrued, due to the vesting or settlement of awards, to the extent permitted or required by, or pursuant to any Corporation policy implemented as required by, applicable law or regulation rules as may from time to time be in effect.

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

Periodically, the Corporation conducts an assessment of its compensation programs, policies and practices for all employees, including the Named Executive Officers, to determine whether they incent behavior that would create a reasonable likelihood of a material adverse effect on the Corporation. The Corporation intends to conduct an assessment in 2025. Based on the Corporation’s most recent assessment, which also considered the control environment and approval processes in place, the Corporation concluded that for Domtar, its compensation programs, policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Corporation. Based on Resolute’s most recent assessment, the former Board and Hugessen Consulting also determined that they believe that the design of their compensation policies and practices encourages employees to remain focused on both our short-term and long-term goals, and the compensation programs are not reasonably likely to have a material adverse effect on the Company.

Board of Directors Report

We have reviewed and discussed the foregoing Part III, Item 10 and Item 11 with management as required by Item 402(b) of Regulation S-K. We approve of the inclusion of Part III, Item 10 and Item 11in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

Report submitted as of February 27, 2025 by:

THE BOARD OF DIRECTORS OF DOMTAR CORPORATION:

Tom Shih

Hardi Wardhana

EXECUTIVE COMPENSATION

Summary Compensation Table and Narrative Disclosure

The table and footnotes below describe the total compensation paid or awarded to or earned by the Corporation’s Named Executive Officers (“NEOs”).

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	Stock Awards(4)	Non-Equity Incentive Plan Compen- sation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compen- sation(7)	Total
		($)	($)	($)	($)	($)	($)	($)
Steve Henry PEO / President, Paper & Packaging	2024	620,077	N/A	N/A	851,862	N/A	113,999	1,585,938
	2023	548,077	300,000	N/A	581,770	N/A	117,904	1,547,751
	2022	384,135	250,000	N/A	585,596	N/A	112,942	1,332,673
Joe Ragan CFO	2024	727,429	N/A	N/A	253,529	N/A	127,709	1,108,667
	2023	940,040	N/A	N/A	-	N/A	78,324	1,018,364
	2022	-	-	-	-	-	-	-
Richard Tremblay President, Pulp and Tissue	2024	482,411	244,766	N/A	416,857	N/A	80,159	1,224,193
	2023	402,197	-	492,676	-	N/A	367,296	1,262,169
	2022	-	-	-	-	-	-	-
Luc Thériault President, Wood Products	2024	188,788	N/A	N/A	68,780	N/A	18,123	275,691
	2023	-	-	-	-	-	-	-
	2022	-	-	-	-	-	-	-
Hugues Simon Former President, Wood Products	2024	227,201	226,372	N/A	N/A	N/A	34,767	488,340
	2023	453,152	N/A	551,437	N/A	N/A	118,581	1,123,170
	2022	-	-	-	-	-	-	-

(1) Executives that were not NEOs in 2022 or 2023 will not reflect compensation information in the respective years in the Summary Compensation Table.

(2) This column reflects actual base salaries paid in 2024.

(3) This column reflects retention bonuses earned and paid in the year indicated.

(4) As per the Merger agreement RSUs and PSUs had a grant share price of $21.43/unit.

(5) This column represents:

a)
The actual cash bonuses earned under Domtar’s Annual Incentive Plan based on the 2024 performance level achieved, which will be paid in March 2025. The amount to be paid is as follows: Mr. Henry is $401,596, Mr. Ragan is $189,620, Mr. Tremblay is $161,891 and Mr. Thériault is $68,780. See “Performance-Based Annual Bonuses” for a discussion of the target performance levels. Mr. Simon was not eligible to receive a 2024 annual bonus payment.
b)
The actual cash value of the RUs awarded in 2024 and the value of the PUs awarded in 2024 achieved in Year 1 that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2027. For RUs, the amount to be paid is as follows: Mr. Henry is $360,000, Mr. Ragan is $63,667, and Mr. Tremblay is $254,966. For PUs, the 2024 Year 1 banked amount is 0%. Mr. Thériault was not eligible for a 2024 LTIP grant.
c)
For Mr. Henry: The value of the PUs awarded in 2023 achieved in Year 2 and awarded in 2022 achieved in Year 3 of the 3-Year performance measurement period that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2026 and March 2025 respectively. For 2023 Year 2 the banked amount of 24.27% to be paid is $51,581. For 2022 Year 3, the banked amount of 24.27% to be paid is $38,686.

(6) This column represents the actuarial increase in the applicable year in the pension value of the defined benefit retirement plans in which each eligible NEO participates. Mssrs. Henry, Ragan, Tremblay, Simon and Thériault do not participate in a defined benefit retirement plan. As a result, N/A is reflected for them.

(7) Amounts shown in the “All Other Compensation” column include the following (for 2024 only):

Name	Annual Allowance(a)	Corporation Contributions to Defined Contribution Plans(b)	Corporation Paid Medical Exams(c)	Personal Use of Corporate Transportation(d)	Corporation Paid Insurance Premiums(e)	Total
	($)	($)	($)	($)	($)	($)
Steve Henry	-	95,108	4,500	-	14,391	113,999
Joe Ragan	-	110,476	x	-	17,233	127,709
Richard Tremblay	12,000	53,359	-	-	14,800	80,159
Luc Thériault	-	15,375	-	905	1,843	18,123
Hugues Simon	8,759	20,752	1,104	1,131	3,021	34,767

For purposes of this table, amounts paid in Canadian dollars were converted to U.S. dollars at the average prevailing spot exchange rate (0.7299).

(a)
For Mr. Simon and Tremblay, an annual lump sum allowance is provided to cover personal transportation, fiscal/financial advice, etc.
(b)
Domtar: Company contributions were made to the Domtar U.S. Salaried 401(k) plan for Mr. Henry ($37,950), and to the DC SERP for Designated Executives of Domtar Corporation and its Affiliates for Mr. Henry ($57,158). Resolute: Company contributions were made to the Canadian defined contribution plan for Messrs. Thériault ($13,255) and Simon ($12,554) and basic contributions to the US savings plan for Messrs. Tremblay ($36,225) and Ragan ($20,368). Also, it reflects contributions made under the DC Make-Up Program to Messrs. Ragan ($90,108), Thériault ($2,120), Simon ($8,198) and Tremblay ($17,134)
(c)
Mr,Thériault was not eligible for the Canadian Medical program, Medysis, which was discontinued as at March 31, 2024.
(d)
For Messrs. Thériault and Simon, the amounts represent the cost of Company-paid parking.
(e)
Represents the cost of Company-paid health, welfare, disability, life, and accidental death and dismemberment insurance.

Grants of Plan-Based Awards Table

During 2024, the NEOs received the following types of plan-based awards: –

Annual Bonus Plan – Domtar’s ABP is a cash-based incentive plan based on achieving pre-established annual targets.

For each plan year, a specified percentage of each bonus award is based upon the performance objectives for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework is determined by the Plan Administrator, subject to any individual or aggregate maximum bonus amount limits established by the Plan Administrator or Management Board. There is no payment under the ABP for performance that does not meet the threshold level. The actual amount paid under the ABP for 2024 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Plan – The following non-equity awards were granted to current NEOs in 2024 as units under the Domtar Corporation Amended and Restated Long-Term Incentive Plan (“LTIP”):

RUs – RUs or serviced-based awards were granted to the NEOs on January 1, 2024, under Domtar’s LTIP.

PUs – PUs or performance-based awards were granted to the NEOs on January 1, 2024, under Domtar’s LTIP.

Name	Grant Type		Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3)	Grant Date Fair Value of Stock and Option Awards(4)
		# of Units Awarded		Threshold	Target	Max	Threshold	Target	Max
				$	$	$	#	#	#		$
Steve Henry	ABP	-	-	254,400	508,800	763,200	-	-	-	-	-
	RUs	360,000	1/1/24	-	360,000	-	-	-	-	-	-
	PUs	360,000	1/1/24	180,000	360,000	720,000	-	-	-	-	-
Joe Ragan	ABP	-	-	151,526	303,052	454,578	-	-	-	-	-
	RUs	63,667	1/1/24	-	63,667	-	-	-	-	-	-
	PUs	63,667	1/1/24	31,834	63,667	127,334	-	-	-	-	-
Richard Tremblay	ABP	-	-	245,000	490,000	735,000	-	-	-	-	-
	RSUs	254,966	1/1/24	-	254,966	-	-	-	-	-	-
	PSUs	254,966	1/1/24	127,483	254,966	509,932	-	-	-	-	-
Luc Thériault	ABP	-	-	180,000	360,000	540,000	-	-	-	-	-
	RSUs	N/A	1/1/24	-	N/A	-	-	-	-	-	-
	PSUs	N/A	1/1/24	N/A	N/A	N/A	-	-	-	-	-
Hugues Simon	ABP	-	-	226,576	453,152	679,728	-	-	-	-	-
	RSUs	N/A	1/1/24	-	N/A	-	-	-	-	-	-
	PSUs	N/A	1/1/24	N/A	N/A	N/A	-	-	-	-	-
(1)
These columns consist of non-equity incentive awards under Domtar’s ABP and Domtar’s LTIP for 2024:
a.
For the AIP and PUs, the “Threshold” column represents the minimum amount payable when threshold performance is met. The “Target” column represents the amount payable if the specified performance targets are reached. The “Maximum” column represents the maximum payment possible under the plan.
b.
RUs are service-based and do not have specified performance targets.
(2)
These columns are not relevant since Domtar is a private company and no longer has common stock associated with it.
(3)
This column is not relevant since Domtar is a private company and no longer has common stock associated with it.
(4)
This column is not relevant since Domtar is a private company and no longer has common stock associated with it.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning outstanding equity awards for each NEO at the end of fiscal year 2024. Amounts in the table are based on the respective information as outlined below. Due to the acquisition by Paper Excellence in 2021, all outstanding equity awards granted through Domtar at that time were settled and paid in cash on December 13, 2021. LTIP awards granted from Domtar since 2022 are considered non-equity awards as there is no common stock.

Resolute – Messrs. Tremblay, and Simon

Pursuant to the Merger agreement with Paper Excellence, the RSUs and PSUs awards granted in 2023 will settle at $20.50/unit, using target level of performance for the PSUs, in accordance with the award. The RSUs have a 47-month vesting period with 25% vesting on December 1 of each calendar year. All the equity awards contain customary provisions for vesting upon certain terminations and events. For more details, reference the section earlier named “Resolute - Long-Term Equity Incentive”.

Number of Shares or Units of Stock That Have Not Vested (#) – This column represents RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2024.

Value of Shares or Units of Stock That Have Not Vested ($) – This column represents the value of RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2024.

Name	Option Awards (1)				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)		(#)	($)	(#)	($)
Richard Tremblay	-	-	-	-	17,242	353,461	-	-
Hugues Simon[3]	-	-	-	-	-	-	-	-

(1)
There were no outstanding Option Awards for Resolute participants.
(2)
Includes earned, but unvested RSUs granted on 1/1/23 that vest on 12/1/25 and 12/1/26, subject to continued employment, and represents 50% of the total award. Includes earned but unvested PSUs granted on 1/1/23 that will vest on 2/28/26 at target performance, subject to continued employment.
(3)
Due to Mr. Simon’s voluntary termination, all outstanding RSU and PSUs were forfeited.

Option Exercises and Stock Vested Table

Resolute - Messrs. Tremblay and Simon

Effective as of immediately prior to March 1, 2023, all then-outstanding Company RSUs and PSUs (whether vested or unvested and including any corresponding dividend equivalents), were automatically canceled and each such Company RSU and PSU was converted into the right to receive from the Surviving Corporation (i) an amount of cash, without interest and subject to any applicable Tax withholding, equal to the product of (A) the total number of shares of Company Common Stock then underlying such Company RSU and PSU multiplied by (B) $20.50 and (ii) one Contingent Value Right for each share of Company Common Stock subject to such Company RSU and PSU.

The 2023 RSUs which were granted on January 1, 2023, have a 47-month vesting period with 25% vesting on December 1 of each calendar year.

Name	Acceleration Equity and Option Awards				2023 Annual Equity Award			Aggregate
	Number of shares acquired on vesting (1)	Value realized on vesting (2)	Options realized value (3)	CVR (4)	Number of shares acquired on vesting (5)	Value realized on vesting (6)	CVR (4)	Number of shares acquired on vesting in 2024	Value realized on vesting in 2024
	(#)	(#)	($)		(#)	($)		(#)	($)
Richard Tremblay	244,037	5,002,759	-	244,037	5,748	117,834	5,748	249,785	5,120,593
Hugues Simon[7]	129,041	2,645,341	-	129,041	3,217	65,949	3,217	132,258	2,711,289
(1)
Includes all RSU and PSUs granted prior to 1/1/23 that were accelerated.
(2)
Includes all RSU and PSUs granted prior to 1/1/23 were accelerated at the price of $20.50/unit.
(3)
All options granted prior to 1/1/23 that were accelerated at the price of $20.50/unit
(4)
Each holder of a Contingent Value Right shall have the right to receive the payments set forth in the merger agreement.

(5)
50% of the 2023 RSUs were vested and settled on 12/1/2023 and 12/1/2024.
(6)
50% of the 2023 RSUs were vested and settled on 12/1/2023 and 12/1/2024 at the settlement price of $20.50/unit.
(7)
Due to Mr. Simon’s voluntary termination, all outstanding RSU from his 2023 Annual Equity Award were forfeited. There are no additional shares that he will acquire since 12/1/2023.

Nonqualified Deferred Compensation

The following table and narrative provide information on the nonqualified deferred compensation plans in which our NEOs participate. The table shows the 2024 account activity for each NEO and includes each executive’s contributions, Company contributions, earnings, distributions and the aggregate balance of his total deferral account as of December 31, 2024. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Corporation and predecessor companies over the career of each executive.

Name	Plan Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(1)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(2)
		($)	($)	($)	($)	($)
Steve Henry	DC SERP	-	$57,158	$30,788	-	$411,105

(1) The amounts with respect to the DC SERP are included in the “All Other Compensation” column of the “Summary Compensation Table”.

(2) The following amount was reported in the Corporation’s Summary Compensation Table for the prior years: Mr. Henry, $62,692 of the amounts with respect to the DC SERP.

For 2024, Canadian executives’ accounts are credited with an amount equal to 11% of earnings, less the value of the benefit provided by the employer contributions under the Domtar Pension Plan for Non-Negotiated Employees (the “Canadian Pension Plan”), calculated based on the assumption that the executive has elected to contribute to the defined contribution option at the maximum allowable rate. A Canadian executive will continue to accrue benefits if he is considered “disabled” under the Canadian Pension Plan. Benefits under the DC SERP will only be paid upon a disabled participant’s actual termination of employment. A Canadian executive who retires after age 55 also has the option to receive his benefits over a 10-year period.

The Corporation has a securing arrangement through a letter of credit for benefits payable from the DC SERP for eligible Canadian executives who are not U.S. taxpayers. The letter of credit will be used to pay eligible benefits in the event of failure of the employer to make payments.

For 2024, the U.S. executives’ contribution formula under the DC SERP is the same as under the Domtar U.S. Salaried 401(k) Plan for a participant of the same age, without taking into account the tax limit applicable to tax qualified plans, less the employer contribution to the Domtar U.S. Salaried 401(k) Plan, calculated based on the assumption that the executive has elected to contribute to the Domtar U.S. Salaried 401(k) Plan at the maximum allowable rate.

For purposes of the DC SERP, “earnings” includes base salary and annual cash bonuses.

Resolute Pension Benefits (Messrs. Tremblay, Ragan, Simon and Thériault)

Mr. Henry does not participate in the Resolute pension benefit plan, therefore this section is not applicable for him.

Retirement Plans and DC Make-Up Program for Messrs. Simon, Ragan, Tremblay and Thériault

For 2024, the named executive officers earned retirement benefits only under a tax-qualified retirement plan, subject to either Canadian or U.S. law. The tax-qualified retirement plans are offered to all eligible employees (not just named executive officers).

Since 2012, Resolute has not offered any supplemental retirement plan that allows named executive officers to accumulate, on a tax-deferred basis, additional retirement income. However, Resolute contributions are limited in amount and type under the tax-qualified plans and believes named executive officers should receive the benefit of the plans without regard to the limits. The Company pays named executive officers a cash payment equal to the Company contributions prescribed under the applicable tax-qualified plan formulas that exceed statutory limits. In addition, Canadian named executive officers receive a cash payment equal to the employer contribution they would have received on their annual incentive awards as if the broad-based plan had provided an employer contribution on these awards. The DC Make-Up Program does not allow named executive officers to accumulate earnings on a deferred basis. The named executive officers pay tax on the cash payment and no gross-up or other earnings are provided on these payments. When combined with the Company contributions received under the tax-qualified plans, Mr. Tremblay received an aggregate 2024 defined contribution program benefit totaling 10.5% of his compensation. Messrs. Thériault and Simon each received an aggregate 2024 defined contribution program benefit totaling 10.0% of their compensation and Mr. Ragan received an aggregate 2024 defined contribution program benefit totaling 9.5% of his compensation.

Employment Agreements and Potential Payments upon Termination or a Change in Control

Severance Benefits

Mr. Ragan. On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. Under this agreement if the Company terminates his employment for reasons other than "for Cause" or he resigns for “Good Reason” (as defined in the agreement), Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation with a maximum severance pay benefit of 12 months of base pay. To be eligible for the severance pay, Mr. Ragan must execute, and not, thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company.

Mr. Henry. Under the Domtar Severance Program applicable to members of its Management Committee, our NEOs would be entitled to up to 24 months’ salary payable in a lump sum upon a termination of employment by the Corporation for reasons other than cause, with benefit levels that vary based on service. Severance is equal to one year’s base salary regardless of service as a member of the Management Committee, with three additional months’ salary paid for each full year of service on the Management Committee, up to a maximum of 24 months base salary. Mr. Henry would be entitled to 18 months’ salary. The executives would also be entitled to continued health benefits for the severance period, except if the executive’s benefits are subject to taxation in the United States, in which case the health insurance policies maintained by the Corporation will remain in effect until the earlier to occur of the last day of the severance period and the 18-month anniversary of the date the executive’s separation from service. The executives will also be entitled to outplacement services.

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

Under our severance program, a covered executive who has been involuntarily terminated by the Corporation for business reasons, whether or not in connection with a Change in Control, or who in the three months prior to or 24 months following a Change in Control has terminated his or her employment for Good Reason or has been terminated by the Corporation without Cause will be eligible for a prorated bonus under the ABP for the year in which the termination of employment occurred. Payment will be based on the pre-established goals under the ABP for the applicable plan year accrued on the books and records of the Corporation as at the end of the fiscal quarter ended immediately prior to such termination (or such greater amount as is payable under the ABP) and the covered executive’s performance.

Mr. Thériault. On July 26, 2024, Mr. Thériault entered into an employment agreement entitling him to a severance allowance of 12 months of base salary, plus an additional 3 months of base salary for each full year of continuous service as a member of the Management Committee, up to a maximum of 24 months of base salary. He is not eligible for the severance allowance if terminated for Cause.

Domtar Change in Control Protections. The Corporation does not have change in control agreements with its employees (although as described above, enhanced benefits may be available under our severance program). Under the Domtar Corporation Amended and Restated Long-Term Incentive Plan, unless otherwise determined by the Board or as otherwise provided in an Award Agreement, all outstanding Awards shall become vested upon a change in control.

All outstanding service-based awards held by a Participant shall become vested and the restricted period on all such outstanding service awards shall lapse and for each outstanding performance-based award held by a Participant shall be deemed to be earned and become vested based on the plan terms regarding performance cycles completed, in progress or not yet commenced. All other performance awards that do not vest in accordance with the performance rules shall lapse and be forfeited and canceled upon consummation of the change in control without any payment therefor.

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

Mr. Tremblay. On March 13, 2023, Mr. Tremblay received a letter confirming that he will retain all rights and remain subject to all obligations under his 2022 letter agreement between him and Resolute amending certain changes to the terms and conditions of his entitlements under Resolute’s Severance Policy – Chief Executive Officer and Direct Reports (“CEO/DR Severance Policy”). This CEO/DR Severance Policy became effective upon completion of the transactions contemplated by the Merger Agreement and following the closing in accordance with the terms of the Merger Agreement, as it relates to a change in control. The severance pay and benefits to which Mr. Tremblay would otherwise be entitled under the CEO/DR Severance Policy (and certain terms of the CEO/DR Severance Policy) were modified to include and reflect the following enhancements and clarifications:

•
The coverage period for an eligible termination increased from 12 to 24 months following the Merger time and includes the 3-month period immediately preceding the Merger effective time.
•
The minimum severance amount increased to 104 weeks of eligible pay.
•
He is entitled to receive a prorated Short-Term Incentive Plan payment thereunder for the year of such termination without regard to any otherwise required applicable minimum period of service during the year of termination.
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

Other Domtar Post-Employment Benefits – Mr. Henry only. In the event of the death of a U.S. executive, the beneficiary will receive a payment equal to the calculated amount of the life insurance (up to maximum of $1,600,000 including the basic life insurance of up to $50,000) based on the basic annual salary of the executive in the year of his or her death pursuant to the U.S. Executive Life plan and using the following table:

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

The following table presents potential payments to each NEO as if the officer’s employment had been terminated and/or if a change in control had occurred as of December 31, 2024, the last business day of 2024. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment or change in control and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our salaried employees generally.

Name	Severance Pay(1)	Non-Equity With Accelerated Vesting	Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(5)	Total

	($)	($)[2]	($)(3)	($)	($)	($)	($)
Steve Henry
Death	–	1,153,200	–	411,105	1,600,000 (4)	–	3,164,305
Disability	–	1,107,716	–	411,105	–	–	1,518,821
Retirement	–	–	–	–	–	–	–
Involuntary Termination	1,514,596	–	–	411,105	–	16,694	1,942,395
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	2,289,600	1,332,074	–	411,105	–	16,694	4,049,473
Joe Ragan
Death	–	84,928	–	–	–	–	84,928
Disability	–	77,841	–	–	–	–	77,841
Retirement	–	–	–	–	–	–	–
Involuntary Termination	721,552	–	–	–	–	33,666	755,218
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	721,552	106,112	–	–	–	33,666	861,330
Richard Tremblay
Death	–	340,110	207,737	–	–	–	547,847
Disability	–	311,729	207,737	–	–	–	519,466
Retirement	–	424,943	353,461	–	–	–	778,404

Name	Severance Pay(1)	Non-Equity With Accelerated Vesting	Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(5)	Total

	($)	($)[2]	($)(3)	($)	($)	($)	($)
Involuntary Termination	1,141,891	–	158,648	–	–	23,176	1,323,715
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,141,891	141,906	158,648	–	–	23,176	1,465,621

Luc Theriault
Death	–	–	–	–	–	–	-
Disability	–	–	–	–	–	–	-
Retirement	–	–	–	–	–	–	–
Involuntary Termination	450,000	–	–	–	–	-	450,000
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	450,000	–	–	–	–	-	450,000

For the purposes of this table, converted to U.S. dollars at spot exchange rate of December 31, 2024 (0.6950).

(1)
The amounts shown for:

- Mr. Henry are 1.) for involuntary termination, 21 months of base salary plus 2024 actual bonus payout to be received and 2.) for his CIC value, reflects 2x base salary and 2x target bonus.

- For Mr. Ragan, it reflects 6 months of base pay plus one month of base pay for each completed year of service at the time of separation, not to exceed 12 months base pay. Due to his January 2020 agreement, this assumes an additional 4 months of base salary or 10 months value in total.

- Per the enhanced terms and conditions of their entitlements under the CEO/DR Severance Policy, Mr. Tremblay, are 1.) based on years of service and the minimum and maximum amounts payable under the policy or respectively 2x base salary and 2.) the average of the 2023 and 2024 regular incentive awards paid, using the same multiple as the base salary portion.

- For Mr. Thériault, it reflects 12 months of base pay plus an additional 3months of base pay for each completed year of service at the time of separation, not to exceed 24 months of base pay. Due to his 2024 agreement, this assumes no additional months of base salary.

(2)
This reflects the 2024 LTIP Grant that is considered non-equity awards. Amounts included for the PU grants has been calculated at “Target” for Death benefits and, for all other instances, based on achievement of the performance goals through 2024 for the 2024 metrics, and at “Target” for awards with performance periods that commence after 2024. For Mr. Henry, this also includes his 2022 and 2023 LTIP Grant that are also considered non-equity awards.
(3)
For Mr. Tremblay, this reflects his 2023 LTIP Grant that is still considered as equity awards.
(4)
Represents the death benefit, which is fully insured.
(5)
Amount shown under “Continued Perquisites and Benefits” represents the cost of Company-paid medical and dental for all NEOs. It also includes outplacement for Messrs. Tremblay and Thériault

DISCLOSURE OF THE CEO PAY RATIO

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

To determine its median employee for purposes of the CEO pay ratio, Domtar analyzed the combined employee population from both Domtar and Resolute (excluding the PEO) of approximately 12,500 full-time, part-time and temporary employees across the U.S. and Canada as of December 1, 2023. The median employee was identified using base compensation, which we determined reasonably reflects the annual compensation and is consistently applied to all our employees. The calculation of total compensation of the PEO and the median employee was determined in the same manner as the “Total Compensation” shown for our PEO in the “Summary Compensation Table”.

In 2024, Domtar PEO’s total compensation was $1,585,938 and the total compensation of the median employee was $107,631. The resulting ratio of total compensation of the CEO to our median employee is 15:1. This ratio is a reasonable estimate calculated in a manner consistent with the Regulation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 27, 2025, there were 100 shares of common stock of the Company issued and outstanding. All of our issued and outstanding common stock is owned by Pearl Excellence Holdco L.P., the general partner of which is Karta Halten General Partner B.V.,which is indirectly 100% owned by Mr. Jackson Wijaya. Directors and Executive Officers do not own shares of the Company or any of its parent or subsidiaries.

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

Director Independence

Domtar Corporation is a privately held corporation, held by Paper Excellence Group. Messrs. Shih and Wardhana are not independent because of their affiliations with Paper Excellence Group.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm was PricewaterhouseCoopers LLP (“PWC U.S.”) until September 18, 2023, and PricewaterhouseCoopers LLP (“PWC Canada”) since that date.

The Company’s fees for services performed by its independent registered public accounting firm during 2024 and 2023 were:

	For the year ended December 31,
	2024	2023

Audit fees (1)	$3,414,948	$4,277,250
Audit-related fees	343,188	45,375
Tax fees (2)	—	25,000
All other fees (3)	27,179	33,220
Total fees	$3,785,315	$4,380,845

(1) Audit fees were primarily for services rendered in connection with the audit of the financial statements included in the Annual Report of the Corporation on Form 10-K, and reviews of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q.

(2) Tax fees related to tax compliance, tax planning and tax advice.

(3) The 2024 and 2023 fees included amounts for license fees for an accounting and reporting research tool.

The Company has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Management Board annually pre-approve specifically described audit and audit-related services. For the annual pre-approval, the Management Board approves categories of audit services and audit-related services, and related fee budgets. For all pre-approvals, the Management Board considers whether such services impair the independence of the Corporation’s independent registered public accounting firm. All audit and non-audit fees were approved pursuant to the policy in 2023 and 2024.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 5, 2022, by and among Resolute Forest Products Inc., Domtar Corporation, Terra Acquisition Sub Inc., Karta Halten B.V. and Paper Excellence B.V.	8-K	2.1	11/07/2022

2.2	Equity Purchase Agreement, dated November 1, 2024, between Atlas Receiptco Holdings LLC and Domtar Paper Company, LLC	10-Q	2.1	11/04/2024

2.3	Asset Purchase Agreement, dated November 1, 2024, between Iconex (Canada) Ltd. and Domtar Inc.	10-Q	2.2	11/04/2024

3.1	Certificate of Incorporation	8-K	3.1	11/30/2021

3.2	By-Laws	8-K	3.2	11/30/2021

4.1	Indenture, dated as of October 18, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.3	03/10/2022

4.2	Supplemental Indenture, dated as of November 30, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.4	03/10/2022

4.3	Second Supplemental Indenture, dated as of December 30, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.5	03/10/2022

4.5	Supplemental Indenture, dated December 30, 2021, with respect to subsidiary guarantees of Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.6	03/10/2022

10.1*	Amended and Restated Severance Program for Management Committee Members	10-K	10.6	03/01/2021

10.2*	Amended and Restated DB SERP for Management Committee Members of Domtar	10-K	10.7	03/01/2021

10.3*	Amended and Restated DC SERP for Designated Executives of Domtar	10-K	10.8	02/25/2020

10.4*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation

10.5*	Amended and Restated Supplementary Pension Plan for Designated Managers of Domtar Inc.	10-Q	10.3	08/04/2017

10.6*	Domtar Corporation Amended and Restated Annual Bonus Plan

10.7*	Domtar Corporation Long-Term Incentive Plan	8-K	10.2	09/30/2022

10.8*	Domtar Corporation Amended and Restated Long-Term Incentive Plan

10.9*	Domtar Corporation - 2024 Restrictive Unit Award Agreement

10.10*	Domtar Corporation - 2024 Performance Unit Award Agreement

10.11*	Resolute Forest Products Inc. 2019 Equity Incentive Plan	10-Q	10.4	08/09/2019

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.12*	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan	S-8	10.1	08/05/2020

10.13*	Resolute Forest Products DC Make-up Program, effective January 1, 2012	10-Q	10.3	05/10/2012

10.14*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Performance Stock Unit Agreement	10-Q	10.7	05/04/2023

10.15*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Restricted Stock Unit Agreement	10-Q	10.8	05/04/2023

10.16*	Resolute Forest Products Severance Policy for Chief Executive Officer and Direct Reports	10-K	10.18	03/01/2024

10.17*	Employment Agreement of Mr. Steve Henry	10-K	10.19	03/01/2024

10.18*	Employment Agreement of Mr. Joseph Ragan	10-K	10.21	03/01/2024

10.19*	Employment Agreement of Mr. Richard Tremblay

10.20*	Employment Agreement of Mr. Luc Theriault

10.21	ABL Revolving Credit Agreement, dated as of November 30, 2021	10-K	4.1	03/10/2022

10.22	First Lien Credit Agreement, dated as of November 30, 2021	10-K	4.2	03/10/2022

10.23	Amendment No.1 to ABL Credit Agreement, dated March 1, 2023	8-K	10.2	03/01/2023

10.24	Term Loan Credit Agreement, dated as of March 1, 2023	8-K	10.3	03/01/2023

10.25	Loan Agreement, dated as of December 1, 2024

10.26	Term Loan Credit Agreement, dated as of January 28, 2025

10.27	Amendment No.3 to ABL Credit Agreement, dated February 26, 2025

21	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the periods ended:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2024	2023	2022
	$	$	$

Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
Balance at beginning of period	9	5	5
Charged to income	—	—	—
Deductions from reserve	(4)	—	—
Acquisition of businesses	—	4	—
Balance at end of period	5	9	5
Valuation Allowance on Deferred Tax Assets
Balance at beginning of period	426	313	397
Charged (reversed) to income	26	(191)	(66)
Additions to (deductions from) reserve	1	(1)	(18)
Acquisition of businesses	—	305	—
Balance at end of period	453	426	313

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on February 27, 2025

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

Signature	Title	Date

/s/ Steve Henry	President of the Paper & Packaging business of Domtar (Principal Executive Officer)	February 27, 2025
Steve Henry

/s/ Joseph Ragan	Chief Financial Officer	February 27, 2025
Joseph Ragan	(Principal Accounting Officer and
Duly Authorized Officer)

/s/ Tom Shih	Director	February 27, 2025
Tom Shih

/s/ Hardi Wardhana	Director	February 27, 2025
Hardi Wardhana