Form 10-Q
period 2025-03-31
Domtar CORP
filed 2025-05-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2025

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2025	2024

	$	$
Sales	1,860	1,786
Operating expenses
Cost of sales, excluding depreciation and amortization	1,608	1,557
Depreciation and amortization	88	84
Selling, general and administrative	97	91
Impairment of long-lived assets (NOTE 10)	12	—
Closure and restructuring costs (NOTE 10)	—	11
Other operating income, net	(11)	(16)
	1,794	1,727
Operating income	66	59
Interest expense, net	61	59
Non-service components of net periodic benefit cost (NOTE 5)	(4)	(5)
Earnings before income taxes	9	5
Income tax expense (NOTE 6)	3	5
Net earnings	6	—
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(2) (2024 – $4)	5	(14)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2) (2024 – $(1))	8	3
Foreign currency translation adjustments	1	(26)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2024 – nil)	(1)	—
Other comprehensive income (loss)	13	(37)
Comprehensive income (loss)	19	(37)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2025	2024

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $13 and $14	74	97
Receivables, less allowances of $5 and $5	836	767
Receivables from related party (NOTE 16)	34	35
Inventories (NOTE 7)	1,399	1,394
Prepaid expenses	58	53
Income and other taxes receivable	39	45
Other current assets	12	16
Assets held for sale (NOTE 3)	8	—
Total current assets	2,460	2,407
Property, plant and equipment, net	3,475	3,535
Operating lease right-of-use assets	108	113
Goodwill and other intangible assets, net (NOTE 8)	157	161
Deferred income tax assets	475	482
Other assets (NOTE 9)	632	618
Total assets	7,307	7,316
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	9	8
Trade and other payables	918	937
Income and other taxes payable	25	11
Operating lease liabilities due within one year	28	28
Due to related party (NOTE 16)	14	7
Long-term debt due within one year (NOTE 11)	74	66
Total current liabilities	1,068	1,057
Long-term debt (NOTE 11)	2,537	2,557
Operating lease liabilities	80	86
Deferred income taxes and other	29	29
Pension and other post-retirement benefit obligations (NOTE 5)	667	684
Other liabilities and deferred credits (NOTE 13)	319	315
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(119)	(125)
Accumulated other comprehensive loss	(101)	(114)
Total shareholders' equity	2,607	2,588
Total liabilities and shareholders' equity	7,307	7,316

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2024	2,827	(125)	(114)	2,588
Net earnings	—	6	—	6
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(2)	—	—	5	5
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	8	8
Foreign currency translation adjustments	—	—	1	1
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at March 31, 2025	2,827	(119)	(101)	2,607

	For the three months ended
	March 31, 2024
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Net earnings	—	—	—	—
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	(14)	(14)
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(1)	—	—	3	3
Foreign currency translation adjustments	—	—	(26)	(26)
Balance at March 31, 2024	2,727	(108)	(81)	2,538

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2025	2024
	$	$
Operating activities
Net earnings	6	—
Adjustments to reconcile net earnings to cash flows provided from (used for) operating activities
Depreciation and amortization	88	84
Deferred income taxes and tax uncertainties (NOTE 6)	2	3
Impairment of long-lived assets (NOTE 10)	12	—
Net (gains) losses on disposals of assets	(2)	1
Other	(1)	(3)
Changes in assets and liabilities
Receivables, including related party	(100)	(44)
Inventories	(6)	(26)
Prepaid expenses	3	7
Trade and other payables, including related party	29	(37)
Income and other taxes	19	11
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(21)	(29)
Other assets and other liabilities	3	(1)
Cash flows provided from (used for) operating activities	32	(34)
Investing activities
Additions to property, plant and equipment	(44)	(53)
Proceeds from disposals of property, plant and equipment	4	—
Cash flows used for investing activities	(40)	(53)
Financing activities
Net change in bank indebtedness	1	(12)
Change in revolving credit facility	(145)	20
Issuance of long-term debt, net of debt issue costs	148	—
Repayments of long-term debt	(17)	(16)
Other	(3)	—
Cash flows used for financing activities	(16)	(8)
Net decrease in cash and cash equivalents	(24)	(95)
Impact of foreign exchange on cash	—	(5)
Cash, cash equivalents and restricted cash at beginning of period	156	203
Cash, cash equivalents and restricted cash at end of period	132	103
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	45	42
Income taxes	(1)	(8)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	61	88
Restricted cash included in Cash and cash equivalents	13	15
Restricted cash included in Other assets	58	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	132	103

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission. The Consolidated Balance Sheet at December 31, 2024, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

FUTURE ACCOUNTING CHANGES

INCOME TAXES DISCLOSURE

On December 14, 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which requires significant additional annual disclosures about income taxes, primarily focused on the disclosure of income taxes paid and the rate reconciliation table. The new guidance will be applied prospectively (with retrospective application permitted) and is effective for calendar year-end public business entities in the 2025 annual period, with early adoption permitted.

The Company is currently assessing the impact of the new disclosures on its annual financial statements.

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

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION AND SALE OF BUSINESSES

Sale of Espanola, Ontario mill

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals (see Note 10 “Closure and restructuring and impairment of long-lived assets” for more details).

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, Domtar reached an agreement for the sale of the Forest Products Mauricie ("FPM") sawmill, subject to the fulfillment of closing conditions. The related assets are classified as held for sale.

Acquisition of New Receiptco Opco LLC (“Iconex Paper”)

On November 1, 2024, Domtar completed the acquisition of all the outstanding common shares of Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $208 million in cash. Of the purchase price, $100 million was funded through a contribution to equity by Domtar’s parent company.

Iconex Paper converts thermal paper parent rolls into point-of-sale ("POS") receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial services from its five North American locations in Arizona, Kansas, Tennessee, Virginia, and Mexico.

Domtar was determined to be the accounting acquirer in the Acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Iconex Paper’s assets and liabilities is based upon their estimated preliminary fair values at the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing the purchase price allocation for tax purposes; thus, the provisional measurements of deferred income tax and goodwill are subject to change. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The final purchase price allocation may be materially different from the preliminary purchase price allocation. The goodwill is expected to be deductible for income tax purposes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION OF BUSINESSES (CONTINUED)

Fair value of net assets acquired at the date of acquisition - Preliminary value
Receivables	$42
Inventories	34
Prepaid expenses and other current assets	7
Property, plant and equipment	16
Operating lease right-of-use assets	16
Intangible assets - customer relationships	110
Goodwill	33
Total assets	258

Less: Assumed Liabilities
Trade and other payables	23
Other current liabilities	13
Operating lease liabilities (including short-term portion)	13
Deferred income tax liabilities	1
Total liabilities	50

Fair value of net assets acquired at the date of acquisition	208

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

The following represents the unaudited pro forma sales and net earnings of the Company if Iconex Paper had been included in the Company's consolidated results for the three months ended March 31, 2024:

For the three months ended
March 31,
2024
(Unaudited)
$

Sales	1,835
Net earnings	8

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2025 and December 31, 2024, no single customer represented more than 10% of the Company's receivables.

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

The natural gas derivative contracts were effective as of March 31, 2025.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian subsidiaries over the next 12 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of March 31, 2025.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2025 and December 31, 2024, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	2	—	2	—	(a)	Prepaid expenses
Natural gas swap contracts	7	—	7	—	(a)	Prepaid expenses
Total Assets	9	—	9	—

Liabilities derivatives
Currency derivatives	28	—	28	—	(a)	Trade and other payables
Total Liabilities	28	—	28	—

Other Instruments:
Long-term debt due within one year	74	—	74	—	(b)	Long-term debt due within one year
Long-term debt	2,347	—	2,347	—	(c)	Long-term debt
Contingent consideration for contingent value right	160	—	—	160	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2024	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Natural gas swap contracts	3	—	3	—	(a)	Prepaid expenses
Total Assets	3	—	3	—

Liabilities derivatives
Currency derivatives	39	—	39	—	(a)	Trade and other payables
Total Liabilities	39	—	39	—

Other Instruments:
Long-term debt due within one year	66	—	66	—	(b)	Long-term debt due within one year
Long-term debt	2,422	—	2,422	—	(c)	Long-term debt
Contingent consideration for contingent value right	154	—	—	154	(d)	Other liabilities and deferred credits

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024. The carrying value of the Company’s long-term debt due within one year is $74 million and $66 million at March 31, 2025 and December 31, 2024, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,537 million and $2,557 million at March 31, 2025 and December 31, 2024, respectively.
(d)
The Company estimates the fair value of the contingent consideration by using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period, which requires management’s estimates.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, including restricted cash, receivables, receivables from related party, bank indebtedness, trade and other payables and payables to related party approximate their fair values.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2025, the pension expense was $18 million (2024 – $16 million).

The Company expects to contribute approximately $47 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2025
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	6	—
Interest expense	42	1
Expected return on plan assets	(49)	—
Amortization of net actuarial loss	—	1
Settlement loss	1	—
Net periodic benefit cost	—	2

	For the three months ended
	March 31, 2024
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	5	—
Interest expense	51	1
Expected return on plan assets	(57)	—
Net periodic benefit cost	(1)	1

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three months ended March 31, 2025, the Company contributed $20 million (2024 – $25 million) to the pension plans and $2 million (2024 – $3 million) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $65 million to the pension plans and $10 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INCOME TAXES

For the first quarter of 2025, the Company had income tax expense of $3 million, consisting of $1 million of current income tax expense and a deferred income tax expense of $2 million. This compares to an income tax expense of $5 million in the first quarter of 2024, consisting of $2 million of current income tax expense and a deferred income tax expense of $3 million. The Company received refunds, net of tax payments, of $1 million during the first quarter of 2025. The effective tax rate for the first quarter of 2025 was 33% compared to 100% for the first quarter of 2024. The effective tax rate for 2025 is unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses and additional U.S. tax expense on foreign operations. This is partially offset by research and experimentation tax credits. The effective tax rate for 2024 was unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. For the first three months of 2025, the GloBE Rules did not impact the Company’s financial results. The Company continues to evaluate their impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2025	2024
	$	$
Work in process and finished goods	680	682
Raw materials	338	344
Operating and maintenance supplies	381	368
	1,399	1,394

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of the Company's goodwill is $33 million at March 31, 2025 and December 31, 2024, respectively, and is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		March 31, 2025			December 31, 2024
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(3)	12	15	(3)	12
Customer relationships	8	110	(6)	104	110	(2)	108
Total		134	(10)	124	134	(6)	128

Amortization expense related to intangible assets for the three months ended March 31, 2025 was $4 million (2024 – nil).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2026	2027	2028	2029	2030
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	March 31,	December 31,
	2025	2024
	$	$
Pension asset - defined benefit pension plans	255	250
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	205	195
Off-market contracts	71	71
Restricted cash	58	59
Other	43	43
	632	618

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

Idling and sale of Espanola, Ontario mill

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

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals. As a result, during the first quarter of 2025, the Company recorded $12 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For the three months ended March 31, 2024, the Company recorded $1 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Crofton restructuring and impairment costs, British Columbia mill

On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. During the first quarter of 2025, the Company recorded $2 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $4 million).

Additionally, for the three months ended March 31, 2024, the Company recorded $3 million of severance and termination costs and $2 million of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Other Costs

For the three months ended March 31, 2024, other costs related to previous and ongoing closures and restructuring included $1 million of severance and termination costs and $4 million of other costs.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

LONG-TERM DEBT

ABL REVOLVING CREDIT FACILITY

On February 26, 2025, the Company entered into an amendment (the “Third ABL Amendment”) to its ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. On March 31, 2025, the Company had borrowings of $335 million and $157 million of letters of credit outstanding under this facility, leaving unused commitments of $648 million available. Borrowing under the ABL FILO Loan bears interest at a floating rate per annum of, at the Company's option, SOFR (adjusted by 0.10%) plus an applicable margin of 2.75% or a base rate plus 1.75%.

BANK TERM LOAN

On January 28, 2025 the Company entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Company's Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(7)	N/A	N/A	N/A	(7)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Net gain	N/A	54	9	N/A	63
Foreign currency items	N/A	N/A	N/A	(99)	(99)
Other comprehensive (loss) income before reclassifications	(48)	54	9	(99)	(84)
Amounts reclassified from Accumulated other comprehensive loss	15	1	(2)	—	14
Net current period other comprehensive (loss) income	(33)	55	7	(99)	(70)
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Natural gas swap contracts	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	1	N/A	N/A	N/A	1
Foreign currency items	N/A	N/A	N/A	1	1
Other comprehensive income before reclassifications	5	—	—	1	6
Amounts reclassified from Accumulated other comprehensive loss	8	—	(1)	—	7
Net current period other comprehensive income (loss)	13	—	(1)	1	13
Balance at March 31, 2025	(15)	(17)	36	(105)	(101)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	March 31,	March 31,
	2025	2024
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	2	(3)
Currency options and forwards (1)	(12)	(1)
Total before tax	(10)	(4)
Tax benefit	2	1
Net of tax	(8)	(3)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(1)	—
Total before tax	(1)	—
Tax benefit	1	—
Net of tax	—	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	—
Total before tax	1	—
Tax expense	—	—
Net of tax	1	—

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	March 31,	December 31,
	2025	2024
	$	$
Provision for environmental and asset retirement obligations	106	107
Contingent consideration for contingent value right	160	154
Other	53	54
	319	315

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company has environmental liabilities of $56 million and $57 million recorded as of March 31, 2025 and December 31, 2024, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $57 million and $56 million recorded as of March 31, 2025 and December 31, 2024, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2025, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2025, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2025, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged in the U.S. Court of Appeals for the D.C. Circuit. The Court vacated the ACE rule and, the repeal of the Clean Power Plan, but the court stayed its mandate as to the Clean Power Plan repeal to avoid reinstating that rule. However, on June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector but prohibits the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources.

On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all existing coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by operating level. Units that operate greater than 40% of their operating capacity in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. These new climate rules have been challenged in the D.C. Circuit and oral argument was held on December 6, 2024. However, the new Trump administration has indicated an intent to reconsider the rule and filed a motion with the court to hold the litigation in abeyance during the reconsideration, which the court granted on February 19, 2025. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. Ontario has its GHG Emission Performance Standards regulation and the province of British Columbia has the B.C. Output-Based Pricing System. The Company does not expect its facilities to be disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system that took effect in 2019. The Federal program is a backstop and takes effect if a province does not have a carbon pricing program or if a provincial program is not rigorous enough to meet federal requirements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of March 31, 2025, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

COUNTERVAILING DUTY AND ANTI-DUMPING INVESTIGATIONS ON SOFTWOOD LUMBER

On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of the Company’s subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in the countervailing and anti-dumping duty investigations, in the first administrative review of the countervailing and anti-dumping duty orders, and in the second and third administrative reviews of the countervailing duty order. With respect to other administrative reviews of the countervailing and anti-dumping duty orders for which the Company was not selected as a respondent by Commerce, the Company’s subject imports were assigned the rate applicable to non-selected importers.

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

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Commerce is expected to issue its final determination in the sixth administrative review of the countervailing investigation in the third quarter of 2025, at which time a new rate will take effect for the Company; this new rate was estimated at 14.38% for the Company in a non-binding, preliminary determination issued on April 3, 2025, which is subject to modification in the upcoming final determination.

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

Commerce is expected to issue its final determination in the sixth administrative review of the anti-dumping investigation in the third quarter of 2025, at which time a new rate will take effect for the Company; this new rate was estimated at 20.07% for the Company in a non-binding, preliminary determination issued on March 3, 2025, which is subject to modification in the upcoming final determination.

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth and fifth administrative reviews, the sixth administrative review remains pending. In decisions published on April 9, and 19, 2024, the Company was not selected as a mandatory respondent in the sixth administrative review of the countervailing and anti-dumping investigation, respectively. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigation, respectively.

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

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (“Commerce”) and of material injury (“ITC”). Commerce released final results in the sunset reviews of the countervailing and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. On November 30, 2023, the ITC voted that revocation of the orders would be likely to lead to a continuation or recurrence of material injury to the U.S. industry within a reasonably foreseeable time.

World Trade Organization Appeal

In addition, on August 24, 2020, the World Trade Organization’s (the “WTO”) dispute panel issued a report (the “Panel Report”) in the case brought by the government of Canada in “United States — Countervailing Measures on Softwood Lumber from Canada” (“DS533”), concluding, among other things, that Commerce acted inconsistently with the Agreement on Subsidies and Countervailing Measures on most of the matters. On September 28, 2020, the U.S. notified the WTO’s Dispute Settlement Body of its decision to appeal the Panel Report. The appeal remains pending.

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of March 31, 2025, the Company had $119 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of March 31, 2025, a total of $664 million of cash deposits ($488 million of countervailing and $176 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended
	March 31, 2025
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	8	8	16
Cash deposits paid recognized as receivable	(2)	(2)	(4)
	6	6	12

	For the three months ended
	March 31, 2024
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	2	6	8
Cash deposits paid recognized as receivable	—	(2)	(2)
	2	4	6

(1)
Deposits paid are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following tables outline the change in duties receivable:

	March 31, 2025
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of year	146	49	195
Cash deposits paid recognized as recoverable	2	2	4
Accretion	5	1	6
Balance at end of period (1)	153	52	205

	December 31, 2024
	Countervailing duty	Anti-dumping duty	Total
	$	$	$

Beginning of year	123	36	159
Cash deposits paid recognized as recoverable	4	8	12
Accretion	19	5	24
Balance at end of year	146	49	195
(1)
The balance of $205 million is shown in Other assets in the Consolidated Balance Sheets.

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

MARCH 31, 2025

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

The Company recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, as an environmental liability in Other liabilities.

MENOMINEE FIRE

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

The Company also received a letter from USEPA Region 5 seeking recovery of "Response Costs" for the period up to November 30, 2024 as well as a notice from the U.S. Coast Guard, indicating that they received a claim from the City of Marinette identifying the Company as the party responsible for the October 6, 2022 warehouse fire.

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

For the three months ended March 31, 2025, the Company recognized direct costs of $4 million (2024 – $1 million), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $2 million for the three months ended March 31, 2025 (2024 –
$1 million), under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three months ended March 31, 2025, $6 million were received from the insurer (2024 – $7 million).

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2025	2024
	$	$
Sales by segment
Paper and packaging	1,277	1,197
Pulp and tissue	366	369
Wood products	237	242
Total for reportable segments	1,880	1,808
Intersegment sales	(20)	(22)
Consolidated sales	1,860	1,786

Sales by product group
Communication papers	621	662
Specialty and packaging papers	326	291
Market pulp	476	419
Linerboard	58	36
Newsprint	81	81
Tissue	61	55
Wood	237	242
Consolidated sales	1,860	1,786

Other costs by segment
Paper and packaging	1,168	1,105
Pulp and tissue	358	342
Wood products	239	260
Total for reportable segments	1,765	1,707
Corporate and other	29	20
Consolidated other costs	1,794	1,727

Operating income (loss)
Paper and packaging	96	79
Pulp and tissue	1	18
Wood products	(2)	(18)
Corporate and other	(29)	(20)
Consolidated operating income	66	59
Interest expense, net	61	59
Non-service components of net periodic benefit cost	(4)	(5)
Earnings before income taxes	9	5
Income tax expense	3	5
Net earnings	6	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2025, the Company recognized $5 million (2024 – $5 million) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $34 million and $35 million at March 31, 2025 and December 31, 2024, respectively.

The Company has other payables with affiliated companies of $14 million and $7 million at March 31, 2025 and December 31, 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless the context requires otherwise, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refers to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our websites is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three month periods ended March 31, 2025 and March 31, 2024. The three month periods are also referred to as the first quarter of 2025 and first quarter of 2024. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

Recent Events and Items Affecting Comparability of Financial Results

Tariffs

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. Between March 4, 2025 and March 6, 2025, 25% tariffs were imposed on our products shipped from Canada to the U.S., including lumber, paper and pulp. On March 6, 2025, the U.S. administration signed an executive order temporarily pausing tariffs on Canadian goods compliant with the United States-Mexico-Canada Agreement (“USMCA”) until April 2, 2025. Included in the USMCA are products such as lumber, paper and pulp.

On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but with much higher rates for many. While Canada was not exempt, goods compliant with the USMCA are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. It is unclear what additional changes in tariffs will be implemented.

Refer to the discussion in our 2024 Annual Report on Form 10-K under part 1, item 1A Risks Factors "Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions" as supplemented by the discussion in this Quarterly Report on Form 10-Q under "Risks Factors" for discussion of risks associated with the aforementioned tariffs.

Acquisitions and Divestitures

Sale of Espanola, Ontario mill

On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals.

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, we reached an agreement for the sale of the Forest Products Mauricie ("FPM") sawmill, subject to the fulfillment of closing conditions. The related assets are classified as held for sale.

Acquisition of Iconex Paper

On November 1, 2024, we acquired Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $208 million in cash. Iconex Paper converts thermal paper parent rolls into point-of-sale ("POS") receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial from its five North American locations in Arizona,

Kansas, Tennessee, Virginia, and Mexico. Based upon recent results, Iconex Paper has an estimated annual run rate sales of approximately $300 million and EBITDA of approximately $50 million and employs 400 employees.

Closure and Restructuring, and Impairment of long-lived assets

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024.

On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals. As a result, during the first quarter of 2025, we recorded $12 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

Crofton

On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. During the first quarter of 2025, we recorded $2 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (first quarter of 2024 – $4 million).

Additionally, during the first quarter of 2024, we recorded $3 million of severance and termination costs and $2 million of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the first quarter of 2024, other costs related to previous and ongoing closures and restructuring included $1 million of severance and termination costs and $4 million of other costs.

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2025

For the first quarter of 2025, we reported operating income of $66 million, compared to operating income of $59 million in the first quarter of 2024.

The increase of $7 million in operating income is principally driven by higher average selling for the majority of our products and a favorable exchange rate, partially offset by higher input costs, higher maintenance costs and freight costs as well as lower volume for our paper products. In addition, in the first quarter of 2025, we recognized $12 million of impairment costs related to the sale of our Espanola pulp and paper mill.

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

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the United States government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. It is unclear what additional changes in tariffs will be implemented.

Implementation of new tariffs or increases in existing tariffs likely will have an adverse impact on our business. As noted above, we operate in a highly competitive environment, and tariffs that either increase our landed sales prices or our manufacturing costs make our products less competitive to those that are not subject to these impacts. Our main export markets from the United States are: China, Canada and Mexico and from Canada, our main export market is the United States. We continue to actively evaluate the potential impacts of the announced tariffs on our business as well as our ability to mitigate the impact. However, the tariff actions are so recent that we are not yet able to accurately predict or quantify the impacts.

OUTLOOK

In 2025, subject to the potential impact of changes in tariffs, we expect the demand and pricing for paper to remain stable and we expect some improvements in pulp demand and price. We will continue to closely monitor our inventory levels and balance our production with our customer demand. For our Wood Products business, we saw improvement in lumber demand and we expect this trend to carry on into the balance of the year. We remain positive on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change given the macro environment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2025 and first quarter of 2024 sales, operating income and other information relevant to the understanding of our results of operations.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2025	March 31, 2024	variance $
(In millions of dollars)
Sales	$1,860	$1,786	$74
Operating income	66	59	7
Net earnings	$6	$—	$6

Sales by segment
Paper and Packaging	$1,277	$1,197
Pulp and Tissue	366	369
Wood Products	237	242
Total for reportable segments	$1,880	$1,808
Intersegment sales	(20)	(22)
Consolidated sales	$1,860	$1,786

Operating income (loss) by segment
Paper and Packaging	$96	$79
Pulp and Tissue	1	18
Wood Products	(2)	(18)
Total for reportable segments	$95	$79
Corporate and Other	(29)	(20)
Consolidated operating income	$66	$59

		At March 31, 2025	At December 31, 2024
Total assets		$7,307	$7,316
Total long-term debt, including current portion of long-term debt and due to related party		$2,625	$2,630

First quarter of 2025 compared to First quarter of 2024

Analysis of Sales

Sales in the first quarter of 2025 increased by $74 million, or 4%, when compared to sales in the first quarter of 2024. This increase in sales is mostly due to an increase in our net average selling prices for the majority of our products and higher volume of pulp, partially offset by lower volume of paper and wood products. Our paper volume was impacted by our paper machine closure at our Ashdown in early July 2024. In addition, our first quarter of 2025 includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating Income

Operating income in the first quarter of 2025 increased by $7 million, or 12%, when compared to operating income in the first quarter of 2024. This increase is principally driven by higher average selling prices for the majority of our products and favorable foreign exchange rate, partially offset by higher input costs, higher maintenance costs and freight costs and lower volume for our paper products. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our first quarter of 2025 includes the results of Iconex, acquired in the fourth quarter of 2024.

OTHER FACTORS

Interest Expense, net

We incurred $61 million of net interest expense in the first quarter of 2025, an increase of $2 million compared to net interest expense of $59 million in the first quarter of 2024. Interest expense increased mainly due to higher debt levels for the three months period in 2025 compared to 2024, partially offset by lower floating rates for SOFR. In the first quarter of 2025, we had capitalized interest of nil, compared to $1 million in the first quarter of 2024. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the first quarter of 2025, our non-service components of net periodic benefit cost were a benefit of $4 million, a decrease of $1 million when compared to the first quarter of 2024. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the first quarter of 2025, we had income tax expense of $3 million, consisting of $1 million of current income tax expense and deferred income tax expense of $2 million. This compares to an income tax expense of $5 million in the first quarter of 2024, consisting of $2 million of current income tax expense and a deferred income tax expense of $3 million. We received refunds, net of income tax payments, of $1 million during the first quarter of 2025. The effective tax rate for the first quarter of 2025 was 33% compared to 100% for the first quarter of 2024. The effective tax rate for 2025 is unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses and additional U.S. tax expense on foreign operations. This is partially offset by research and experimentation tax credits. The effective tax rate for 2024 was unfavorably impacted by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where we have significant operations have already adopted or are in the process of adopting such legislation. For the first three months of 2025, the GloBE Rules did not impact our financial results. We will continue to evaluate their impact on future periods.

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2025	March 31, 2024	variance $
Sales
Paper	$903	$888	$15
Pulp	374	309	65
Total sales	$1,277	$1,197	$80
Operating income	$96	$79	$17

Shipments
Paper - manufactured (in thousands of ST)	656	688	(32)
Communication papers	410	442	(32)
Specialty and Packaging papers	246	246	-
Pulp (in thousands of ADMT)	437	371	66

Sales

Paper and Packaging segment sales in the first quarter of 2025 increased by $80 million, or 7%, when compared to sales in the first quarter of 2024. This increase in sales is mostly due to an increase in our net average selling prices and volume for pulp, and an increase in our net average selling prices for our paper products. In addition, our first quarter of 2025 includes sales from Iconex, acquired in the fourth quarter of 2024. These increases were partially offset by lower volume for Communication papers. Our paper volume was impacted by lower demand and our paper machine closure at our Ashdown mill in July 2024.

Operating income

Operating income in our Paper and Packaging segment amounted to $96 million in the first quarter of 2025, an increase of $17 million, when compared to operating income of $79 million in the first quarter of 2024. Our results were positively impacted by:

•
Higher net average selling prices for pulp and paper ($44 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($13 million)
•
Lower closure and restructuring costs ($6 million) when compared to the first quarter of 2024 mostly due to the closure of the paper machine at our Crofton facility in the first quarter of 2024

These increases were partially offset by:

•
Higher input costs ($28 million) mostly due to higher costs of energy and fiber
•
Higher operating expenses ($10 million) when compared to the first quarter of 2024 mostly due to higher maintenance costs in part due the the timing of some major maintenance, as well as other operating expenses, partially offset by higher pulp production
•
Lower volume and mix ($7 million) of our Communications paper products, partially offset by higher volume of our pulp products
•
Higher depreciation charges ($1 million)

PULP AND TISSUE

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2025	March 31, 2024	variance $
Sales
Paper	$183	$182	$1
Pulp	122	132	(10)
Tissue	61	55	6
Total sales	$366	$369	$(3)
Operating income	$1	$18	$(17)

Shipments
Paper (in thousands of ST)	274	265	9
Pulp (in thousands of ADMT)	138	168	(30)
Tissue (in thousands of ST) (1)	25	24	1

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in our first quarter of 2025 decreased by $3 million, or 1%, when compared to sales in the first quarter of 2024. This decrease in sales is mostly due to a decrease in our pulp sales volume as well as a decrease in our net average selling prices for paper, partially offset by an increase in our net average selling prices for pulp as well as an increase in our paper sales volume.

Operating income

Operating income in our Pulp and Tissue segment amounted to $1 million in the first quarter of 2025, a decrease of $17 million, when compared to operating income of $18 million in the first quarter of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($19 million)
•
Higher input costs ($14 million)
•
Lower average selling prices for paper ($6 million)
•
Lower pulp volume and mix ($3 million)
•
Higher depreciation charges ($1 million)

These decreases were partially offset by:

•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($11 million)
•
Higher average selling prices for pulp ($12 million)
•
Higher other income ($3 million)

WOOD PRODUCTS

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2025	March 31, 2024	variance $
Sales	$237	$242	$(5)
Operating loss	$(2)	$(18)	$16

Shipments
Wood products (in millions board feet) (1)	455	507	(52)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in our first quarter of 2025 decreased by $5 million, or 2%, when compared to sales in the first quarter of 2024. This decrease in sales is mostly due to a decrease in volume, partially offset by higher net average selling prices.

Operating loss

Operating loss in our Wood Products segment amounted to $2 million in the first quarter of 2025, an improvement of $16 million, when compared to operating loss of $18 million in the first quarter of 2024. Our results were positively impacted by:

•
Higher net average selling prices for wood products ($21 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($11 million)
•
Lower input costs ($1 million)
•
Lower depreciation charges ($1 million) when compared to the first quarter of 2024

These increases were partially offset by:

•
Higher operating expenses ($17 million)
•
Lower volume ($1 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our ABL Revolving Credit facility, of which $648 million was undrawn and available as of March 31, 2025. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities totaled $32 million in the first quarter of 2025, a $66 million difference compared to cash flows used for operating activities of $34 million in the first quarter of 2024. This improvement in cash flows from operating activities is primarily due to a decrease in working capital requirements as well as an increase in net earnings. In addition, we had an income tax refund, net of payments, of $1 million during the first quarter of 2025, compared to $8 million during the first quarter of 2024. For the first quarter of 2025, we contributed $20 million (first quarter of 2024 – $25 million) to the pension plans and $2 million (first quarter of 2024 – $3 million) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities in the first quarter of 2025 amounted to $40 million, a $13 million difference compared to cash flows used for investing activities of $53 million in the first quarter of 2024.

The use of cash for investing activities in the first quarter of 2025 was attributable to additions to property, plant and equipment of $44 million, partially offset by proceeds from the sale of property, plant and equipment of $4 million.

The use of cash for investing activities in the first quarter of 2024 was mostly attributable to additions to property, plant and equipment of $53 million.

Our annual capital expenditures for 2025 are expected to total between $250 million and $280 million.

Financing Activities

Cash flows used for financing activities totaled $16 million in the first quarter of 2025 compared to cash flows used for financing activities of $8 million in the first quarter of 2024.

The use of cash flows from financing activities in the first quarter of 2025 was attributable to borrowings under our ABL Revolving Credit Facility ($145 million), repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($17 million), partially offset by issuance of long-term debt ($148 million).

The use of cash flows from financing activities in the first quarter of 2024 was attributable to repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($16 million), lower bank indebtedness
($12 million), partially offset by borrowings under our ABL Revolving Credit Facility ($20 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,560 million as of March 31, 2025, compared to $2,541 million as of December 31, 2024. A substantial majority of this amount, approximately $1.6 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan ("ABL Tranche I Loan") of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of March 31, 2025.

Borrowings under the ABL Tranche 1 Loan bears interest at a floating rate per annum of, at our option, SOFR (adjusted by 0.10%) plus an applicable margin of 1.50% to 2.00% or a base rate plus 0.50% to 1.00%, in each case, depending on excess availability. Borrowing under the ABL FILO Loan bears interest at a floating rate per annum of, at our option, SOFR (adjusted by 0.10%) plus an applicable margin of 2.75% or a base rate plus 1.75%. Utilization of the ABL Revolving Credit Facility is limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable, plus specified percentages of eligible inventory, minus the amount of any applicable reserves. The ABL Revolving Credit Facility is subject to an unused line fee of 0.25% to 0.375%, depending upon utilization.

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.8 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of March 31, 2025.

On March 31, 2025, we had borrowings of $335 million and $157 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $648 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

Industrial Revenue Bond (“IRB Bonds”)

On December 5, 2024, we issued IRB Bonds with a principal amount of $60 million through the Industrial Development Board of the City of Kingsport, Tennessee to finance an environmental project at our Kingsport linerboard mill. The proceeds of the financing are held in trust to pay for the costs of the project. The funds held in trust are included in Other assets. The rate on the bonds is 5.25% until November 15, 2029. The IRB Bond provisions include a mandatory remarketing event scheduled for November 15, 2029, where the bonds will be offered for remarketing at the prevailing market rate. We are obligated to repurchase any bonds not successfully remarketed. The interest on these bonds is exempt from federal income tax for holders. The bonds rank pari passu with the First Lien Term Loan Credit Agreement, the Senior Secured Notes, the Farm Credit Term Loan and the Bank Term Loan. While the bonds remain outstanding, we are obligated to follow the covenants contained in the Senior Note indenture or a replacement security.

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

During the first quarter of 2025, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At March 31, 2025, there were $599 million of borrowings under the Farm Credit Term Loan A and $251 million of borrowings under the Farm Credit Term Loan B.

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

During the first quarter of 2025, we repaid $5 million as required for quarterly amortization. At March 31, 2025, there were $321 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of March 31, 2025, we had $642 million of Notes outstanding.

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

Our obligations under our ABL Revolving Credit Facility are guaranteed by our immediate parent (a company that has no assets other than Domtar shares) and our wholly-owned material U.S. subsidiaries and wholly-owned material Canadian subsidiaries. Our ABL Revolving Credit Facility has a first-priority lien on the current assets of such U.S. subsidiaries and all the assets of Canadian subsidiaries, and a second-priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries (in all cases, excluding principal properties and shares of subsidiaries), in each case, subject to permitted liens.

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

Domtar Notes

As of March 31, 2025, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2025, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2025, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2024.

There has not been any material change to our policies since December 31, 2024.

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
•
the recent tariffs announced by the United States government, the retaliatory tariffs and other actions in response announced by other countries, the implementation of new tariffs or future increases in existing tariffs, their impact on the landed sales prices of the products that we manufacture and export and on the cost of the inputs that we import from other countries, and their impact on our overall sales and profitability;
•
other economic or geopolitical developments;
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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There has not been any material change in our exposure to market risk since December 31, 2024. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 4 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

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

1. Based on estimated 2025 capacity (ST, ADMT or MBF).

2. Based on estimated 2025 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market condition.

Note that we may, from time to time, hedge part of our foreign exchange and energy positions, which may therefore impact the above sensitivities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2024, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below:

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

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. Between March 4, 2025 and March 6, 2025, 25% tariffs were imposed on our products shipped from Canada to the U.S., including lumber, paper and pulp. On March 6, 2025, the U.S. administration signed an executive order temporarily pausing tariffs on Canadian goods compliant with the United States-Mexico-Canada Agreement (“USMCA”) until April 2, 2025. Included in the USMCA are products such as lumber, paper and pulp. On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but with much higher rates for many. While Canada was not exempt, goods compliant with the USMCA are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. It is unclear what additional changes in tariffs will be implemented.

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

All countervailing and anti-dumping duty orders issued by Commerce in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor, the United States-Mexico-Canada Agreement (or, the “USMCA”) or before the U.S. Court of International Trade. Deposits paid to U.S. Customs in each period of review of the present dispute will not be converted into actual duties unless and until appeals have been exhausted for the corresponding period of review.

The Company has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, six administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of March 31, 2025, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 6.74% and 7.66%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA or by a U.S. court. Commerce is expected to issue its final determination in the sixth administrative review of the countervailing and anti-dumping investigation in the third quarter of 2025, at which time a new rate will take effect for the Company; this new rate was estimated at 14.38% and 20.07%, respectively and cumulatively, for the Company in a non-binding, preliminary determination issued on April 3, 2025, and March 3, 2025, respectively, which is subject to modification in the upcoming final determination. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decision issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigation, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2025, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
10.1	Term Loan Credit Agreement, dated as of January 28, 2025	10-K	10.26	02/27/2025

10.2	Amendment No.3 to ABL Credit Agreement, dated February 26, 2025	10-K	10.27	02/27/2025

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: May 1, 2025

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)