Form 10-Q
period 2025-06-30
Domtar CORP
filed 2025-08-01
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

	$	$	$	$
Sales	1,763	1,750	3,623	3,536
Operating expenses
Cost of sales, excluding depreciation and amortization	1,634	1,607	3,242	3,164
Depreciation and amortization	85	99	173	183
Selling, general and administrative	96	92	193	183
Impairment of long-lived assets (NOTE 10)	—	—	12	—
Closure and restructuring costs (NOTE 10)	2	11	2	22
Other operating loss (income), net	16	(1)	5	(17)
	1,833	1,808	3,627	3,535
Operating (loss) income	(70)	(58)	(4)	1
Interest expense, net	58	57	119	116
Non-service components of net periodic benefit cost (NOTE 5)	(3)	(6)	(7)	(11)
Loss before income taxes	(125)	(109)	(116)	(104)
Income tax benefit (NOTE 6)	(49)	(101)	(46)	(96)
Net loss	(76)	(8)	(70)	(8)
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(10) and $(12), respectively (2024 – $2 and $6, respectively)	31	(3)	36	(17)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1) and $(3), respectively (2024 – $(1) and $(2), respectively)	1	4	9	7
Foreign currency translation adjustments	60	(14)	61	(40)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2024 – nil)	—	(1)	(1)	(1)
Other comprehensive income (loss)	92	(14)	105	(51)
Comprehensive income (loss)	16	(22)	35	(59)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2025	2024

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $14 and $14	113	97
Receivables, less allowances of $5 and $5	740	767
Receivables from related party (NOTE 16)	35	35
Inventories (NOTE 7)	1,429	1,394
Prepaid expenses	110	53
Income and other taxes receivable	77	45
Other current assets	12	16
Assets held for sale (NOTE 3)	5	—
Total current assets	2,521	2,407
Property, plant and equipment, net	3,492	3,535
Operating lease right-of-use assets	106	113
Goodwill and other intangible assets, net (NOTE 8)	153	161
Deferred income tax assets	513	482
Other assets (NOTE 9)	659	618
Total assets	7,444	7,316
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	8
Trade and other payables	1,016	937
Income and other taxes payable	31	11
Operating lease liabilities due within one year	30	28
Due to related party (NOTE 16)	21	7
Long-term debt due within one year (NOTE 11)	74	66
Total current liabilities	1,172	1,057
Long-term debt (NOTE 11)	2,550	2,557
Operating lease liabilities	77	86
Deferred income taxes and other	29	29
Pension and other post-retirement benefit obligations (NOTE 5)	671	684
Other liabilities and deferred credits (NOTE 13)	322	315
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(195)	(125)
Accumulated other comprehensive loss	(9)	(114)
Total shareholders' equity	2,623	2,588
Total liabilities and shareholders' equity	7,444	7,316

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	June 30, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at March 31, 2025	2,827	(119)	(101)	2,607
Net loss	—	(76)	—	(76)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(10)	—	—	31	31
Less: Reclassification adjustment for losses included in net loss, net of tax of $(1)	—	—	1	1
Foreign currency translation adjustments	—	—	60	60
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	—	—
Balance at June 30, 2025	2,827	(195)	(9)	2,623

	For the six months ended
	June 30, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2024	2,827	(125)	(114)	2,588
Net loss	—	(70)	—	(70)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(12)	—	—	36	36
Less: Reclassification adjustment for losses included in net loss, net of tax of $(3)	—	—	9	9
Foreign currency translation adjustments	—	—	61	61
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at June 30, 2025	2,827	(195)	(9)	2,623

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30,	June 30,
	2025	2024
	$	$
Operating activities
Net loss	(70)	(8)
Adjustments to reconcile net loss to cash flows provided from operating activities
Depreciation and amortization	173	183
Deferred income taxes and tax uncertainties (NOTE 6)	(30)	(52)
Impairment of long-lived assets (NOTE 10)	12	—
Net (gains) losses on disposals of assets	(4)	3
Other	7	(2)
Changes in assets and liabilities, excluding the effects of sale of business
Receivables, including related party	20	(21)
Inventories	(25)	(35)
Prepaid expenses	7	17
Trade and other payables, including related party	87	(2)
Income and other taxes	(11)	(20)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(48)	(55)
Other assets and other liabilities	—	(4)
Cash flows provided from operating activities	118	4
Investing activities
Additions to property, plant and equipment	(101)	(132)
Proceeds from disposals of property, plant and equipment	9	1
Proceeds from sale of business, net of cash disposed	—	14
Other	(1)	(1)
Cash flows used for investing activities	(93)	(118)
Financing activities
Net change in bank indebtedness	(8)	(6)
Change in revolving credit facility	(115)	20
Issuance of long-term debt, net of debt issue costs	148	—
Repayments of long-term debt	(35)	(34)
Other	(3)	—
Cash flows used for financing activities	(13)	(20)
Net increase (decrease) in cash and cash equivalents	12	(134)
Impact of foreign exchange on cash	3	(4)
Cash, cash equivalents and restricted cash at beginning of period	156	203
Cash, cash equivalents and restricted cash at end of period	171	65
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	108	115
Income taxes	9	(20)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	99	51
Restricted cash included in Cash and cash equivalents	14	14
Restricted cash included in Other assets	58	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	171	65

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, Domtar reached an agreement for the sale of the Forest Products Mauricie ("FPM") sawmill, subject to the fulfillment of closing conditions. The related assets are classified as held for sale. On July 1, 2025, the Company completed the sale for a purchase price of $16 million, resulting in a net gain of $9 million.

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

JUNE 30, 2025

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

The following represents the unaudited pro forma sales and net (loss) earnings of the Company if Iconex Paper had been included in the Company's consolidated results for the three and six months ended June 30, 2024:

	For the three months ended	For the six months ended
	June 30,	June 30,
	2024	2024
	(Unaudited)	(Unaudited)
	$	$

Sales	1,799	3,634
Net (loss) earnings	(4)	4

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Iconex Paper to reflect the reduction in interest expense and the additional depreciation and operating costs that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment, customer relationships and favorable facility leasing contracts had been applied on January 1, 2023, together with the related tax effects. In addition, these amounts include the additional interest expense incurred by the Company in relation to the financing of the acquisition. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the unaudited pro forma sales and net (loss) earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2025 and December 31, 2024, no single customer represented more than 10% of the Company's receivables.

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

The natural gas derivative contracts were effective as of June 30, 2025.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The foreign exchange derivative contracts were effective as of June 30, 2025.

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

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2025 and December 31, 2024, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	24	—	24	—	(a)	Prepaid expenses
Natural gas swap contracts	2	—	2	—	(a)	Prepaid expenses
Total Assets	26	—	26	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	74	—	74	—	(b)	Long-term debt due within one year
Long-term debt	2,288	—	2,288	—	(c)	Long-term debt
Contingent consideration for contingent value right	166	—	—	166	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024. The carrying value of the Company’s long-term debt due within one year is $74 million and $66 million at June 30, 2025 and December 31, 2024, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,550 million and $2,557 million at June 30, 2025 and December 31, 2024, respectively.
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

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2025, the pension expense was $15 million and $33 million, respectively (2024 – $16 million and $32 million, respectively).

The Company expects to contribute approximately $32 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2025		June 30, 2025
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	4	—	10	—
Interest expense	44	3	86	4
Expected return on plan assets	(49)	—	(98)	—
Amortization of net actuarial gain	—	(1)	—	—
Settlement loss	—	—	1	—
Net periodic benefit cost	(1)	2	(1)	4

	For the three months ended		For the six months ended
	June 30, 2024		June 30, 2024
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	6	—	11	—
Interest expense	48	3	99	4
Expected return on plan assets	(56)	—	(113)	—
Amortization of net actuarial gain	—	(1)	—	(1)
Net periodic benefit cost	(2)	2	(3)	3

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three and six months ended June 30, 2025, the Company contributed $22 million and $42 million, respectively (2024 – $23 million and $48 million, respectively) to the pension plans and $5 million and $7 million, respectively (2024 – $4 million and
$7 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $39 million to the pension plans and $6 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INCOME TAXES

For the second quarter of 2025, the Company had an income tax benefit of $49 million, consisting of $17 million of current income tax benefit and a deferred income tax benefit of $32 million. This compares to an income tax benefit of $101 million in the second quarter of 2024, consisting of $46 million of current income tax benefit and a deferred income tax benefit of $55 million. The Company made payments, net of income tax refunds, of $10 million during the second quarter of 2025. The effective tax rate for the second quarter of 2025 was 39% compared to 93% for the second quarter of 2024. The effective tax rate for the second quarter of 2025 is increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This is partially offset by research and experimentation tax credits and foreign exchange items. Also, the Company recorded a tax expense in the quarter of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year. The effective tax rate for the second quarter of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations.

For the first six months of 2025, the Company's income tax benefit was $46 million, consisting of a current income tax benefit of $16 million and a deferred income tax benefit of $30 million. This compares to an income tax benefit of $96 million in the first six months of 2024, consisting of a current income tax benefit of $44 million and a deferred income tax benefit of $52 million. The Company made payments, net of income tax refunds, of $9 million during the first six months of 2025. The effective tax rate was 40% compared to an effective tax rate of 92% in the first six months of 2024. The effective tax rate for the first half of 2025 is increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This is partially offset by research and experimentation tax credits and foreign exchange items. Also, the Company recorded a tax expense of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year. The effective tax rate for the first half of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items and additional U.S. tax expense on foreign operations.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. For the first six months of 2025, the GloBE Rules did not impact the Company’s financial results. The Company continues to evaluate their impact on future periods.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, the OBBBA was signed into law in the United States. The legislation contains several significant tax provisions, including, reinstatement of 100% bonus depreciation for qualified property, introduction of Section 174A, allowing immediate expensing of domestic research and experimentation expenditures, modifications to the limitation on interest deductibility under Section 163(j), changes to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income regimes, and expansion of the Section 162(m) limitation on the deductibility of executive compensation.

As the enactment occurred after the balance sheet date but before the issuance of these financial statements, the Company has not recorded any adjustments related to the OBBBA in its Consolidated Financial Statements as of and for the periods ended June 30, 2025.

The Company is currently evaluating the impact of the OBBBA on its Consolidated Financial Statements, including the potential effects on its effective tax rate, deferred tax assets and liabilities, and related disclosures. The impact, if any, will be reflected in the period of enactment, in accordance with ASC 740, Income Taxes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2025	2024
	$	$
Work in process and finished goods	707	682
Raw materials	340	344
Operating and maintenance supplies	382	368
	1,429	1,394

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of the Company's goodwill is $33 million at June 30, 2025 and December 31, 2024, respectively, and is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		June 30, 2025			December 31, 2024
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(4)	11	15	(3)	12
Customer relationships	8	110	(9)	101	110	(2)	108
Total		134	(14)	120	134	(6)	128

Amortization expense related to intangible assets for the three and six months ended June 30, 2025 was $4 million and $8 million, respectively (2024 – nil).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2026	2027	2028	2029	2030
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	June 30,	December 31,
	2025	2024
	$	$
Pension asset - defined benefit pension plans	271	250
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	216	195
Off-market contracts	70	71
Restricted cash	58	59
Other	44	43
	659	618

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals. As a result, for the three and six months ended June 30, 2025, the Company recorded nil and $12 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For the three and six months ended June 30, 2024, the Company recorded $1 million and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. For the three and six months ended June 30, 2025, the Company recorded $5 million and $7 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 –
$1 million and $5 million, respectively).

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

For the three and six months ended June 30, 2024, the Company recorded $24 million and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $1 million and $1 million, respectively, of severance and termination costs and $3 million and $3 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the three and six months ended June 30, 2025, other costs related to previous and ongoing closures and restructuring included
$1 million and $1 million, respectively, of severance and termination costs (2024 – $1 million and $2 million, respectively) and
$1 million and $1 million, respectively, of other costs (2024 – $5 million and $9 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

LONG-TERM DEBT

ABL REVOLVING CREDIT FACILITY

On February 26, 2025, the Company entered into an amendment (the “Third ABL Amendment”) to its ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. On June 30, 2025, the Company had borrowings of $365 million and $157 million of letters of credit outstanding under this facility, leaving unused commitments of $618 million available. Borrowing under the ABL FILO Loan bears interest at a floating rate per annum of, at the Company's option, SOFR (adjusted by 0.10%) plus an applicable margin of 2.75% or a base rate plus 1.75%.

BANK TERM LOAN

On January 28, 2025 the Company entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Company's Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At June 30, 2025, there were $148 million of borrowings outstanding under the Bank Term Loan.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(7)	N/A	N/A	N/A	(7)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Net gain	N/A	54	9	N/A	63
Foreign currency items	N/A	N/A	N/A	(99)	(99)
Other comprehensive (loss) income before reclassifications	(48)	54	9	(99)	(84)
Amounts reclassified from Accumulated other comprehensive loss	15	1	(2)	—	14
Net current period other comprehensive (loss) income	(33)	55	7	(99)	(70)
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Natural gas swap contracts	1	N/A	N/A	N/A	1
Currency options	5	N/A	N/A	N/A	5
Foreign exchange forward contracts	30	N/A	N/A	N/A	30
Foreign currency items	N/A	N/A	N/A	61	61
Other comprehensive income before reclassifications	36	—	—	61	97
Amounts reclassified from Accumulated other comprehensive loss	9	—	(1)	—	8
Net current period other comprehensive income (loss)	45	—	(1)	61	105
Balance at June 30, 2025	17	(17)	36	(45)	(9)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	June 30,	June 30,
	2025	2024
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	—	(3)
Currency options and forwards (1)	(2)	(2)
Total before tax	(2)	(5)
Tax benefit	1	1
Net of tax	(1)	(4)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

	Amounts reclassified from Accumulated other comprehensive loss
	For the six months ended
	June 30,	June 30,
	2025	2024
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	2	(6)
Currency options and forwards (1)	(14)	(3)
Total before tax	(12)	(9)
Tax benefit	3	2
Net of tax	(9)	(7)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(1)	—
Total before tax	(1)	—
Tax benefit	1	—
Net of tax	—	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	June 30,	December 31,
	2025	2024
	$	$
Provision for environmental and asset retirement obligations	104	107
Contingent consideration for contingent value right	166	154
Other	52	54
	322	315

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has environmental liabilities of $63 million and $57 million recorded as of June 30, 2025 and December 31, 2024, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $59 million and $56 million recorded as of June 30, 2025 and December 31, 2024, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2025, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2025, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2025, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of June 30, 2025, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

Effective dates for deposits on account of countervailing duties	Cash deposit rates
Initial Investigation
April 28, 2017 – November 7, 2017 (Preliminary Determination)	12.82%
November 8, 2017 – November 30, 2020 (Final Determination)	14.70%
First Administrative Review
December 1, 2020 – December 1, 2021	19.10%
Second Administrative Review
December 2, 2021 – August 8, 2022	18.07%
Third Administrative Review
August 9, 2022 – July 31, 2023	10.10%
Fourth Administrative Review
August 1, 2023 – August 18, 2024	1.79%
Fifth Administrative Review
August 19, 2024 – Present	6.74%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – August 18, 2024	6.26%
Fifth Administrative Review
August 19, 2024 – July 28, 2025	7.66%
Sixth Administrative Review
July 29, 2025 – Present	20.56%

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth and fifth administrative reviews, the sixth and seventh administrative reviews remain pending. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigation, respectively.

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce's decision was issued on April 30, 2024. These proceedings have been stayed until the issuance of a mandate in a related appeal pending in the U.S. Court of Appeals for the Federal Circuit, which was rendered on April 23, 2025. The stay was lifted on June 6, 2025. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded Commerce on its methodology further to two recent decisions of the U.S. Court of Assents for the Federal Circuit. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On May 8, 2023, the Company filed with the U.S. Court of International Trade ("CIT") a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the CIT to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. All appellate reviews described above remain pending.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of June 30, 2025, the Company had $119 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of June 30, 2025, a total of $682 million of cash deposits ($496 million of countervailing and $186 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating loss (income), net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the six months ended
	June 30, 2025			June 30, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	8	10	18	16	18	34
Cash deposits paid recognized as receivable	(2)	(2)	(4)	(4)	(4)	(8)
	6	8	14	12	14	26

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The following tables outline the change in duties receivable:

	June 30, 2025			December 31, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$

Beginning of year	146	49	195	123	36	159
Cash deposits paid recognized as recoverable	4	4	8	4	8	12
Accretion	10	3	13	19	5	24
Balance at end of period (1)	160	56	216	146	49	195
(1)
The balance of $216 million is shown in Other assets in the Consolidated Balance Sheets.

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

JUNE 30, 2025

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

On December 6, 2024, Michigan EGLE sent a “Compliance Communication” to the Company regarding the alleged release of hazardous substances caused by the October 6, 2022 fire and fire suppression activities. EGLE alleges that the Company is liable under Part 201 for the facility and seeks reimbursement of EGLE’s response activity costs. The Company has responded to the letter on January 6, 2025 disputing EGLE’s allegations.

The Company also received a letter from USEPA Region 5 seeking recovery of "Response Costs" for the period up to November 30, 2024 as well as a notice from the U.S. Coast Guard National Pollution Funds Center, indicating that they received a claim from the City of Marinette identifying the Company as the party responsible for the October 6, 2022 warehouse fire. The Company responded to the U.S. Coast Guard National Pollution Funds Center on March 13, 2025, denying the allegations set forth in the claim letter. On May 5, 2025, the U.S. Coast Guard National Pollution Funds Center informed the Company that on March 17, 2025, the U.S. Coast Guard National Pollution Funds Center denied the City of Marinette's initial claim related to the fire incident.

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

For the three and six months ended June 30, 2025, the Company recognized direct costs of $1 million and $5 million, respectively, (2024 – $4 million and $5 million, respectively), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. For the three and six months ended June 30, 2025, the Company also recognized a gain (loss) on disposition of property, plant and equipment of nil and $2 million, respectively, (2024 – $(4) million and $(3) million, respectively), under Other operating loss (income), net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and six months ended June 30, 2025, $1 million and $7 million, respectively, were received from the insurer (2024 – $8 million and $15 million, respectively).

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2025	2024	2025	2024
	$	$	$	$
Sales by segment
Paper and packaging	1,167	1,137	2,444	2,334
Pulp and tissue	339	381	705	750
Wood products	276	253	513	495
Total for reportable segments	1,782	1,771	3,662	3,579
Intersegment sales	(19)	(21)	(39)	(43)
Consolidated sales	1,763	1,750	3,623	3,536

Sales by product group
Communication papers	561	595	1,182	1,257
Specialty and packaging papers	293	286	619	577
Market pulp	437	421	913	840
Linerboard	56	46	114	82
Newsprint	84	91	165	172
Tissue	56	58	117	113
Wood	276	253	513	495
Consolidated sales	1,763	1,750	3,623	3,536

Other costs by segment
Paper and packaging	1,155	1,099	2,323	2,204
Pulp and tissue	387	383	745	725
Wood products	266	303	505	563
Total for reportable segments	1,808	1,785	3,573	3,492
Corporate and other	25	23	54	43
Consolidated other costs	1,833	1,808	3,627	3,535

Operating (loss) income
Paper and packaging	(2)	26	94	105
Pulp and tissue	(53)	(11)	(52)	7
Wood products	10	(50)	8	(68)
Corporate and other	(25)	(23)	(54)	(43)
Consolidated operating (loss) income	(70)	(58)	(4)	1
Interest expense, net	58	57	119	116
Non-service components of net periodic benefit cost	(3)	(6)	(7)	(11)
Loss before income taxes	(125)	(109)	(116)	(104)
Income tax benefit	(49)	(101)	(46)	(96)
Net loss	(76)	(8)	(70)	(8)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2025, the Company recognized $5 million and $10 million, respectively (2024 – $6 million and $11 million, respectively) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $35 million and $35 million at June 30, 2025 and December 31, 2024, respectively.

The Company has other payables with affiliated companies of $21 million and $7 million at June 30, 2025 and December 31, 2024, respectively.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2025 and June 30, 2024. The three month and six month periods are also referred to as the second quarter and first half of 2025 and 2024. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

Recent Events and Items Affecting Comparability of Financial Results

Tariffs

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. While Canada was not exempt, goods compliant with the United States-Mexico-Canada Agreement ("USMCA") are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

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

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, we reached an agreement for the sale of the Forest Products Mauricie ("FPM") sawmill, subject to the fulfillment of closing conditions. The related assets are classified as held for sale. On July 1, 2025, we completed the sale for a purchase price of $16 million, resulting in a net gain of $9 million.

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

On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility, with the transaction expected to close in the coming months pending regulatory approvals. As a result, during the second quarter and first half of 2025, we recorded nil and $12 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

During the second quarter and first half of 2024, we recorded $24 million and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $1 million and $1 million, respectively, of severance and termination costs and $3 million and $3 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Crofton

On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. During the second quarter and first half of 2025, we recorded $5 million and $7 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $1 million and $5 million, respectively).

Additionally, during the second quarter and first half of 2024, we recorded nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the second quarter and first half of 2025, other costs related to previous and ongoing closures and restructuring included $1 million and $1 million, respectively, of severance and termination costs (2024 – $1 million and $2 million, respectively) and
$1 million and $1 million, respectively, of other costs (2024 – $5 million and $9 million, respectively).

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

Our segment measure of profit (operating income (loss)) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) before income taxes and equity losses, interest expense, and non-service components of net periodic benefit cost. Corporate expenses are allocated to our segment with the exception of certain discretionary charges and credits, which we present under “Corporate and Other” and do not allocate to the segments.

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2025

For the second quarter of 2025, we reported operating loss of $70 million, compared to operating loss of $58 million in the second quarter of 2024.

The increase of $12 million in operating loss is principally driven by higher maintenance costs, higher input costs, lower production as well as lower volume for our paper products, partially offset by higher average selling prices for the majority of our products and a favorable exchange rate.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the consolidated analysis and segment analysis.

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2025

For the first half of 2025, we reported operating loss of $4 million, compared to operating income of $1 million in the first half of 2024.

The decrease of $5 million from operating income to operating loss is principally driven by higher input costs, higher maintenance costs, as well as lower volume for our paper products, partially offset by higher average selling prices for the majority of our products and a favorable exchange rate. In addition, in the first half of 2025, we recognized $12 million of impairment costs related to the sale of our Espanola pulp and paper mill.

These and other factors that affected the comparison of financial results are discussed in the consolidated analysis and segment analysis.

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

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the United States government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

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

OUTLOOK

For the balance of 2025, subject to the potential impact of changes in tariffs, we expect the demand and pricing for paper to remain stable and we expect some modest improvements in pulp demand but we expect downward pressure for our pulp prices. We will continue to closely monitor our inventory levels and balance our production with our customer demand. For our Wood Products business, we saw improvement in lumber demand for our SPF products, and we expect this trend to carry on into the balance of the year. We remain positive on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change given the macro environment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter and first half of 2025 and 2024 sales, operating (loss) income and other information relevant to the understanding of our results of operations.

	Three months ended			Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2025	June 30, 2024	variance $	June 30, 2025	June 30, 2024	variance $
(In millions of dollars)
Sales	$1,763	$1,750	$13	$3,623	$3,536	$87
Operating (loss) income	(70)	(58)	(12)	(4)	1	(5)
Net loss	$(76)	$(8)	$(68)	$(70)	$(8)	$(62)

Sales by segment
Paper and Packaging	$1,167	$1,137		$2,444	$2,334
Pulp and Tissue	339	381		705	750
Wood Products	276	253		513	495
Total for reportable segments	$1,782	$1,771		$3,662	$3,579
Intersegment sales	(19)	(21)		(39)	(43)
Consolidated sales	$1,763	$1,750		$3,623	$3,536

Operating (loss) income by segment
Paper and Packaging	$(2)	$26		$94	$105
Pulp and Tissue	(53)	(11)		(52)	7
Wood Products	10	(50)		8	(68)
Total for reportable segments	$(45)	$(35)		$50	$44
Corporate and Other	(25)	(23)		(54)	(43)
Consolidated operating (loss) income	$(70)	$(58)		$(4)	$1

		At June 30, 2025	At December 31, 2024
Total assets		$7,444	$7,316
Total long-term debt, including current portion of long-term debt and due to related party		$2,645	$2,630

Second quarter of 2025 compared to Second quarter of 2024

Analysis of Sales

Sales in the second quarter of 2025 increased by $13 million, or 1%, when compared to sales in the second quarter of 2024. This increase in sales is mostly due to an increase in our net average selling prices for the majority of our products, partially offset by lower volume of paper. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our second quarter of 2025 includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating Loss

Operating loss in the second quarter of 2025 increased by $12 million, or 21%, when compared to operating loss in the second quarter of 2024. This increase in loss is principally driven by higher maintenance costs, higher input costs, lower production as well as lower volume for our paper products, partially offset by higher average selling prices for the majority of our products and favorable foreign exchange rate. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our second quarter of 2025 includes the results of Iconex, acquired in the fourth quarter of 2024.

First half of 2025 compared to first half of 2024

Analysis of Sales

Sales in the first half of 2025 increased by $87 million, or 2%, when compared to sales in the first half of 2024. This increase in sales is mostly due to an increase in our net average selling prices for the majority of our products and higher volume of pulp, partially offset by lower volume of paper and wood products. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our first half of 2025 includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating (Loss) Income

Operating loss in the first half of 2025 increased by $5 million, or 500%, when compared to operating income in the first half of 2024. This increase in loss is principally driven by higher input costs, higher maintenance costs and lower volume for our paper products, partially offset by higher average selling prices for the majority of our products and favorable foreign exchange rate. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our first half of 2025 includes the results of Iconex, acquired in the fourth quarter of 2024.

OTHER FACTORS

Interest Expense, net

We incurred $58 million of net interest expense in the second quarter of 2025, an increase of $1 million compared to net interest expense of $57 million in the second quarter of 2024. Interest expense increased mainly due to higher debt levels for the three months period in 2025 compared to 2024, partially offset by lower floating rates for SOFR. In the second quarter of 2025, we had capitalized interest of nil, compared to $3 million in the second quarter of 2024. See section “Capital Resources” below for more information on our debt structure.

We incurred $119 million of net interest expense in the first half of 2025, an increase of $3 million compared to net interest expense of $116 million in the first half of 2024. Interest expense increased mainly due to higher debt levels for the six months period in 2025 compared to 2024, partially offset by lower floating rates for SOFR. In the first half of 2025, we had capitalized interest of nil, compared to $4 million in the first half of 2024. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the second quarter of 2025, our non-service components of net periodic benefit cost were a benefit of $3 million, a decrease of $3 million when compared to the second quarter of 2024. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first half of 2025, our non-service components of net periodic benefit cost were a benefit of $7 million, a decrease of $4 million when compared to the first half of 2024. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the second quarter of 2025, we had an income tax benefit of $49 million, consisting of $17 million of current income tax benefit and a deferred income tax benefit of $32 million. This compares to an income tax benefit of $101 million in the second quarter of 2024, consisting of $46 million of current income tax benefit and a deferred income tax benefit of $55 million. We made payments, net of income tax refunds, of $10 million during the second quarter of 2025. Our effective tax rate for the second quarter of 2025 was 39%

compared to 93% for the second quarter of 2024. Our effective tax rate for the second quarter of 2025 is increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This is partially offset by research and experimentation tax credits and foreign exchange items. Also, we recorded a tax expense in the quarter of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year. Our effective tax rate for the second quarter of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items, and additional U.S. tax expense on foreign operations.

For the first six months of 2025, our income tax benefit was $46 million, consisting of a current income tax benefit of $16 million and a deferred income tax benefit of $30 million. This compares to an income tax benefit of $96 million in the first six months of 2024, consisting of a current income tax benefit of $44 million and a deferred income tax benefit of $52 million. We made payments, net of income tax refunds, of $9 million during the first six months of 2025. Our effective tax rate was 40% compared to an effective tax rate of 92% in the first six months of 2024. Our effective tax rate for the first half of 2025 is increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This is partially offset by research and experimentation tax credits and foreign exchange items. Also, we recorded a tax expense of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year. Our effective tax rate for the first half of 2024 was increased by a valuation allowance on tax assets arising from deferred interest expenses, foreign exchange items, and additional U.S. tax expense on foreign operations.

In October 2021, the Organization for Economic Co-operation and Development (OECD) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where we have significant operations have already adopted or are in the process of adopting such legislation. For the first six months of 2025, the GloBE Rules did not impact our financial results. We will continue to evaluate their impact on future periods.

One Big Beautiful Bill Act (“OBBBA”)

On July 4, 2025, the OBBBA was signed into law in the United States. The legislation contains several significant tax provisions, including, reinstatement of 100% bonus depreciation for qualified property, introduction of Section 174A, allowing immediate expensing of domestic research and experimentation expenditures, modifications to the limitation on interest deductibility under Section 163(j), changes to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income regimes, and expansion of the Section 162(m) limitation on the deductibility of executive compensation.

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2025	June 30, 2024	variance $	June 30, 2025	June 30, 2024	variance $
Sales
Paper	$824	$824	$—	$1,727	$1,712	$15
Pulp	343	313	30	717	622	95
Total sales	$1,167	$1,137	$30	$2,444	$2,334	$110
Operating (loss) income	$(2)	$26	$(28)	$94	$105	$(11)

Shipments
Paper - manufactured (in thousands of ST)	588	636	(48)	1,244	1,324	(80)
Communication papers	366	393	(27)	776	835	(59)
Specialty and Packaging papers	222	243	(21)	468	489	(21)
Pulp (in thousands of ADMT)	376	359	17	813	730	83

Sales

Paper and Packaging segment sales in the second quarter of 2025 increased by $30 million, or 3%, when compared to sales in the second quarter of 2024. This increase in sales is mostly due to an increase in our net average selling prices and volume for pulp, and an increase in our net average selling prices for our paper products. In addition, our second quarter of 2025 includes sales from Iconex, acquired in the fourth quarter of 2024. These increases were partially offset by lower volume for our paper products. Our paper volume was impacted by lower demand and our paper machine closure at our Ashdown facility in July 2024.

Paper and Packaging segment sales in the first half of 2025 increased by $110 million, or 5%, when compared to sales in the first half of 2024. This increase in sales is mostly due to an increase in our net average selling prices and volume for pulp, and an increase in our net average selling prices for our paper products. In addition, our first half of 2025 includes sales from Iconex, acquired in the fourth quarter of 2024. These increases were partially offset by lower volume for our paper products. Our paper volume was impacted by lower demand and our paper machine closure at our Ashdown facility in July 2024.

Operating (loss) income

Operating loss in our Paper and Packaging segment amounted to $2 million in the second quarter of 2025, a decrease of $28 million, when compared to operating income of $26 million in the second quarter of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($62 million) when compared to the second quarter of 2024 mostly due to higher maintenance costs in part due the the timing of some major maintenance, as well as other operating expenses, and lower paper production
•
Higher input costs ($18 million) mostly due to higher costs of energy and chemicals
•
Lower volume and mix ($12 million) mostly for our paper products
•
Higher other operating expense ($6 million)

These decreases were partially offset by:

•
Higher net average selling prices for pulp and paper ($48 million)
•
Lower depreciation charges ($15 million) when compared to the second quarter of 2024 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in the second quarter of 2024
•
Lower closure and restructuring costs ($4 million) when compared to the second quarter of 2024 mostly due to the indefinite curtailment of our Ashdown paper operations announced in February 2024
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)

Operating income in our Paper and Packaging segment amounted to $94 million in the first half of 2025, a decrease of $11 million, when compared to operating income of $105 million in the first half of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($48 million) when compared to the first half of 2024 mostly due to higher maintenance costs in part due the the timing of some major maintenance, as well as other operating expenses
•
Higher input costs ($52 million) mostly due to higher costs of energy, chemicals and fiber
•
Lower volume and mix ($26 million) mostly due to our paper products
•
Higher other operating expense ($6 million)

These decreases were partially offset by:

•
Higher net average selling prices for pulp and paper ($84 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($14 million)
•
Lower depreciation charges ($13 million) when compared to the first half of 2024 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in 2024
•
Lower closure and restructuring costs ($10 million) when compared to the second quarter of 2024 mostly due to the closure of the paper machine at our Crofton facility and our Ashdown paper machine announced in 2024

PULP AND TISSUE

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2025	June 30, 2024	variance $	June 30, 2025	June 30, 2024	variance $
Sales
Paper	$170	$194	$(24)	$353	$376	$(23)
Pulp	113	129	(16)	235	261	(26)
Tissue	56	58	(2)	117	113	4
Total sales	$339	$381	$(42)	$705	$750	$(45)
Operating (loss) income	$(53)	$(11)	$(42)	$(52)	$7	$(59)

Shipments
Paper (in thousands of ST)	263	292	(29)	537	557	(20)
Pulp (in thousands of ADMT)	122	155	(33)	260	323	(63)
Tissue (in thousands of ST) (1)	24	25	(1)	49	49	-

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in our second quarter of 2025 decreased by $42 million, or 11%, when compared to sales in the second quarter of 2024. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume, as well as a decrease in our net average selling prices for paper, partially offset by an increase in our net average selling prices for pulp.

Pulp and Tissue segment sales in our first half of 2025 decreased by $45 million, or 6%, when compared to sales in the first half of 2024. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume as well as a decrease in our net average selling prices for paper, partially offset by an increase in our net average selling prices for pulp.

Operating loss (income)

Operating loss in our Pulp and Tissue segment amounted to $53 million in the second quarter of 2025, an increase of loss of $42 million, when compared to operating loss of $11 million in the second quarter of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($33 million) when compared to the second quarter of 2024 mostly due to higher maintenance costs in part due the the timing of some major maintenance, as well as other operating expenses
•
Higher input costs ($16 million)
•
Lower average selling prices for paper ($4 million)
•
Lower volume and mix ($2 million) mostly due to our paper products
•
Higher depreciation charges ($4 million)

These decreases were partially offset by:

•
Higher average selling prices for pulp and tissue ($12 million)
•
Lower other operating expense ($3 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($2 million)

Operating loss in our Pulp and Tissue segment amounted to $52 million in the first half of 2025, an increase of loss of $59 million, when compared to operating income of $7 million in the first half of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($52 million) when compared to the first half of 2024 mostly due to higher maintenance costs in part due the the timing of some major maintenance, as well as other operating expenses
•
Higher input costs ($30 million)
•
Lower average selling prices for paper ($10 million)
•
Lower volume and mix ($5 million)

•
Higher depreciation charges ($5 million)

These decreases were partially offset by:

•
Higher average selling prices for pulp and tissue ($24 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($13 million)
•
Higher other operating income ($6 million)

WOOD PRODUCTS

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2025	June 30, 2024	variance $	June 30, 2025	June 30, 2024	variance $
Sales	$276	$253	$23	$513	$495	$18
Operating (loss) income	$10	$(50)	$60	$8	$(68)	$76

Shipments
Wood products (in millions board feet) (1)	531	540	(9)	986	1,047	(61)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in our second quarter of 2025 increased by $23 million, or 9%, when compared to sales in the second quarter of 2024. This increase in sales is mostly due by higher net average selling prices, partially offset by a decrease in volume.

Wood Products segment sales in our first half of 2025 increased by $18 million, or 4%, when compared to sales in the first half of 2024. This increase in sales is mostly due by higher net average selling prices, partially offset by a decrease in volume.

Operating income (loss)

Operating income in our Wood Products segment amounted to $10 million in the second quarter of 2025, an increase of $60 million, when compared to operating loss of $50 million in the second quarter of 2024. Our results were positively impacted by:

•
Higher net average selling prices for wood products ($26 million)
•
Lower operating expenses ($34 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)

These increases were partially offset by:

•
Higher input costs ($2 million)
•
Higher depreciation charges ($1 million)

Operating income in our Wood Products segment amounted to $8 million in the first half of 2025, an increase of $76 million, when compared to operating loss of $68 million in the first half of 2024. Our results were positively impacted by:

•
Higher net average selling prices for wood products ($47 million)
•
Lower operating expenses ($16 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($14 million)

These increases were partially offset by:

•
Lower volume ($1 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under our ABL Revolving Credit facility, of which $618 million was undrawn and available as of June 30, 2025. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

Cash flows provided from operating activities totaled $118 million in the first half of 2025, a $114 million difference compared to cash flows provided from operating activities of $4 million in the first half of 2024. This improvement in cash flows from operating activities is primarily due to a decrease in working capital requirements, partially offset by an increase in net loss. In addition, we had income tax payments, net of refunds, of $9 million during the first half of 2025, compared to income tax refunds, net of payments, of $20 million during the first half of 2024. For the first half of 2025, we contributed $42 million (first half of 2024 – $48 million) to the pension plans and $7 million (first half of 2024 – $7 million) to the other post-retirement benefit plans in excess of expenses.

Investing Activities

Cash flows used for investing activities in the first half of 2025 amounted to $93 million, a $25 million difference compared to cash flows used for investing activities of $118 million in the first half of 2024.

The use of cash for investing activities in the first half of 2025 was attributable to additions to property, plant and equipment of $101 million, partially offset by proceeds from the sale of property, plant and equipment of $9 million.

The use of cash for investing activities in the first half of 2024 was mostly attributable to additions to property, plant and equipment of $132 million, partially offset by proceeds from the sale of business, net of cash disposed, of $14 million.

Our annual capital expenditures for 2025 are expected to total between $250 million and $280 million.

Financing Activities

Cash flows used for financing activities totaled $13 million in the first half of 2025 compared to cash flows used for financing activities of $20 million in the first half of 2024.

The use of cash flows from financing activities in the first half of 2025 was attributable to borrowings under our ABL Revolving Credit Facility ($115 million), repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($35 million), partially offset by issuance of long-term debt ($148 million).

The use of cash flows from financing activities in the first half of 2024 was attributable to repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($34 million), lower bank indebtedness
($6 million), partially offset by borrowings under our ABL Revolving Credit Facility ($20 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,532 million as of June 30, 2025, compared to $2,541 million as of December 31, 2024. A substantial majority of this amount, approximately $1.6 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan ("ABL Tranche I Loan") of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of June 30, 2025.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.8 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of June 30, 2025.

On June 30, 2025, we had borrowings of $365 million and $157 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $618 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At June 30, 2025, there were $148 million of borrowings outstanding under the Bank Term Loan.

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

During the second quarter of 2025, we repaid $8 million of Farm Credit Term Loan A, and $3 million of Farm Credit Term Loan B, as required for quarterly amortization. At June 30, 2025, there were $591 million of borrowings under the Farm Credit Term Loan A and $248 million of borrowings under the Farm Credit Term Loan B.

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

During the second quarter of 2025, we repaid $5 million as required for quarterly amortization. At June 30, 2025, there were $316 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of June 30, 2025, we had $642 million of Notes outstanding.

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

Domtar Notes

As of June 30, 2025, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2025, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2025, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

All countervailing and anti-dumping duty orders issued by Commerce in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor, the USMCA or before the U.S. Court of International Trade. Deposits paid to U.S. Customs in each period of review of the present dispute will not be converted into actual duties unless and until appeals have been exhausted for the corresponding period of review.

The Company has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, six administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of June 30, 2025, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 6.74% and 7.66%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA or by a U.S. court. Commerce is expected to issue its final determination in the sixth administrative review of the countervailing in the third quarter of 2025, at which time a new rate will take effect for the Company; this new rate was estimated at 14.38% for the Company in a non-binding, preliminary determination issued on April 3, 2025, which is subject to modification in the upcoming final determination. Commerce issued its final determination in the sixth administrative review of the anti-dumping order; as a result, starting July 29, 2025, the Company will be required to pay cash deposits to U.S. Customs at a new rate of 20.56%. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigation, respectively.

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

As of June 30, 2025, there are no publicly traded common shares of Domtar Corporation.

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

Date: August 1, 2025

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)