Form 10-Q
period 2025-09-30
Domtar CORP
filed 2025-10-30
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

	$	$	$	$
Sales	1,682	1,771	5,305	5,307
Operating expenses
Cost of sales, excluding depreciation and amortization	1,439	1,500	4,681	4,664
Depreciation and amortization	84	75	257	258
Selling, general and administrative	93	87	286	270
Impairment of long-lived assets (NOTE 10)	11	—	23	—
Closure and restructuring costs (NOTE 10)	31	2	33	24
Other operating income, net	(16)	(13)	(11)	(30)
	1,642	1,651	5,269	5,186
Operating income	40	120	36	121
Interest expense, net	59	61	178	177
Non-service components of net periodic benefit cost (NOTE 5)	(6)	(5)	(13)	(16)
(Loss) income before income taxes	(13)	64	(129)	(40)
Income tax expense (NOTE 6)	302	121	256	25
Net loss	(315)	(57)	(385)	(65)
Other comprehensive (loss) income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $6 and $(6), respectively (2024 – $(2) and $4, respectively)	(18)	6	18	(11)
Less: Reclassification adjustment for losses included in net loss, net of tax of nil and $(3), respectively (2024 – $(2) and $(4), respectively)	2	3	11	10
Foreign currency translation adjustments	(23)	19	38	(21)
Change in unrecognized gains (losses) and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2024 – $(2) and $(2), respectively)	—	7	(1)	6
Other comprehensive (loss) income	(39)	35	66	(16)
Comprehensive loss	(354)	(22)	(319)	(81)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2025	2024

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $2 and $14	75	97
Receivables, less allowances of $5 and $5	733	767
Receivables from related party (NOTE 16)	37	35
Inventories (NOTE 7)	1,527	1,394
Prepaid expenses	78	53
Income and other taxes receivable	45	45
Other current assets	15	16
Total current assets	2,510	2,407
Property, plant and equipment, net	3,384	3,535
Operating lease right-of-use assets	99	113
Notes receivable from related party (NOTE 16)	61	—
Goodwill and other intangible assets, net (NOTE 8)	151	161
Deferred income tax assets	219	482
Other assets (NOTE 9)	651	618
Total assets	7,075	7,316
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	8
Trade and other payables	943	937
Income and other taxes payable	31	11
Operating lease liabilities due within one year	28	28
Due to related party (NOTE 16)	5	7
Long-term debt due within one year (NOTE 11)	74	66
Total current liabilities	1,081	1,057
Long-term debt (NOTE 11)	2,674	2,557
Operating lease liabilities	72	86
Deferred income taxes and other	15	29
Pension and other post-retirement benefit obligations (NOTE 5)	639	684
Other liabilities and deferred credits (NOTE 13)	325	315
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(510)	(125)
Accumulated other comprehensive loss	(48)	(114)
Total shareholders' equity	2,269	2,588
Total liabilities and shareholders' equity	7,075	7,316

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	September 30, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2025	2,827	(195)	(9)	2,623
Net loss	—	(315)	—	(315)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $6	—	—	(18)	(18)
Less: Reclassification adjustment for losses included in net loss, net of tax of nil	—	—	2	2
Foreign currency translation adjustments	—	—	(23)	(23)
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	—	—
Balance at September 30, 2025	2,827	(510)	(48)	2,269

	For the nine months ended
	September 30, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2024	2,827	(125)	(114)	2,588
Net loss	—	(385)	—	(385)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(6)	—	—	18	18
Less: Reclassification adjustment for losses included in net loss, net of tax of $(3)	—	—	11	11
Foreign currency translation adjustments	—	—	38	38
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at September 30, 2025	2,827	(510)	(48)	2,269

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30,	September 30,
	2025	2024
	$	$
Operating activities
Net loss	(385)	(65)
Adjustments to reconcile net loss to cash flows (used for) provided from operating activities
Depreciation and amortization	257	258
Deferred income taxes and tax uncertainties (NOTE 6)	248	20
Impairment of long-lived assets (NOTE 10)	23	—
Impairment of inventory (NOTE 10)	17	—
Net gains on disposals of assets	(11)	(17)
Other	4	3
Changes in assets and liabilities, excluding the effects of sale of businesses
Receivables, including related party	22	(67)
Inventories	(142)	(98)
Prepaid expenses	25	34
Trade and other payables, including related party	(3)	(5)
Income and other taxes	20	38
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(75)	(80)
Other assets and other liabilities	(4)	(4)
Cash flows (used for) provided from operating activities	(4)	17
Investing activities
Additions to property, plant and equipment	(164)	(211)
Proceeds from disposals of property, plant and equipment	9	16
Proceeds from sale of businesses, net of cash disposed	16	91
Other	(1)	(1)
Cash flows used for investing activities	(140)	(105)
Financing activities
Net change in bank indebtedness	(8)	(14)
Change in revolving credit facility	25	71
Issuance of long-term debt, net of debt issue costs	148	—
Repayments of long-term debt	(53)	(51)
Other	(3)	—
Cash flows provided from financing activities	109	6
Net decrease in cash and cash equivalents	(35)	(82)
Impact of foreign exchange on cash	1	(4)
Cash, cash equivalents and restricted cash at beginning of period	156	203
Cash, cash equivalents and restricted cash at end of period	122	117
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	160	166
Income taxes	10	(18)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	73	103
Restricted cash included in Cash and cash equivalents	2	14
Restricted cash included in Other assets	47	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	122	117

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

ACQUISITION AND SALE OF BUSINESSES

Transfer of power generation assets

On September 8, 2025, Domtar transferred certain power generation assets to Paper Excellence Canada Holdings Corporation ("PECHC"), an affiliated company, through the creation and sale of a special purpose entity, for consideration of $62 million satisfied by PECHC through the issuance of interest-bearing notes, in the principal amounts of $47 million and $15 million (the "Agreement"). The notes issued by PECHC bear interest at 10% and are payable to Domtar no later than September 8, 2027. The notes are secured by a movable hypothec on the equity interests acquired by PECHC under the Agreement (see Note 10 "Closure and restructuring and impairment of long-lived assets" for more details).

Sale of Espanola, Ontario mill

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility. On October 17, 2025, the Company completed the sale (see Note 10 “Closure and restructuring and impairment of long-lived assets” for more details).

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

Domtar was determined to be the accounting acquirer in the acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Iconex Paper’s assets and liabilities is based upon their fair values at the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date. Purchase adjustments were made related to events or circumstances existing at the acquisition date. The goodwill is deductible for income tax purposes.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

Fair value of net assets acquired at the date of acquisition
Receivables	$42
Inventories	34
Prepaid expenses and other current assets	7
Property, plant and equipment	16
Operating lease right-of-use assets	15
Intangible assets - customer relationships	110
Goodwill	35
Total assets	259

Less: Assumed Liabilities
Trade and other payables	23
Other current liabilities	13
Operating lease liabilities (including short-term portion)	13
Deferred income tax liabilities	2
Total liabilities	51

Fair value of net assets acquired at the date of acquisition	208

The fair value of the customer relationship intangible assets was estimated using the multi-period excess earnings method. Management applied significant judgment related to this fair value method, which included the determination of an expected EBITDA margin assumption for the forecast period, contributory asset charges, customer attrition rate, sales volume and market-participant discount rate assumptions. These significant assumptions are based on company specific information and projections, which are not observable in the market (except for the discount rate assumption) and, therefore, are considered Level 2 and Level 3 measurements. These significant assumptions are forward-looking and could be affected by future changes in economic and market conditions.

The following represents the unaudited pro forma sales and net loss of the Company if Iconex Paper had been included in the Company's consolidated results for the three and nine months ended September 30, 2024:

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2024	2024
	(Unaudited)	(Unaudited)
	$	$

Sales	1,824	5,458
Net loss	(54)	(50)

These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Iconex Paper to reflect the reduction in interest expense and the additional depreciation and operating costs that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment, customer relationships and favorable facility leasing contracts had been applied on January 1, 2023, together with the related tax effects. In addition, these amounts include the additional interest expense incurred by the Company in relation to the financing of the acquisition. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the acquisition included in the unaudited pro forma sales and net loss.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – ACQUISITION AND SALE OF BUSINESSES (CONTINUED)

Sale of El Dorado, Arkansas sawmill

On April 30, 2024, Domtar Corporation through its wholly-owned subsidiary, Resolute El Dorado Inc., entered into an asset purchase agreement with Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation (the “Purchaser”) to sell the Company’s sawmill located in El Dorado, Arkansas, to the Purchaser for a purchase price of $73 million in cash, subject to customary adjustments. This transaction closed on August 1, 2024. During the quarter ended September 30, 2024, the Company recorded a gain on disposals of assets of $5 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2025 and December 31, 2024, no single customer represented more than 10% of the Company's receivables.

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive loss to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 4 months.

The natural gas derivative contracts were effective as of September 30, 2025.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The foreign exchange derivative contracts were effective as of September 30, 2025.

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

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at September 30, 2025 and December 31, 2024, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	10	—	10	—	(a)	Prepaid expenses
Natural gas swap contracts	1	—	1	—	(a)	Prepaid expenses
Total Assets	11	—	11	—

Liabilities derivatives
Currency derivatives	8	—	8	—	(a)	Trade and other payables
Total Liabilities	8	—	8	—

Other Instruments:
Long-term debt due within one year	74	—	74	—	(b)	Long-term debt due within one year
Long-term debt	2,405	—	2,405	—	(c)	Long-term debt
Contingent consideration for contingent value right	172	—	—	172	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024. The carrying value of the Company’s long-term debt due within one year is $74 million and $66 million at September 30, 2025 and December 31, 2024, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,674 million and $2,557 million at September 30, 2025 and December 31, 2024, respectively.
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

Notes receivable from related party are carried at amortized cost, and bear interest at rates that approximate current market rates for similar financial instruments. Their carrying amounts approximate their fair value because there have been no significant changes in market rates or credit risk.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2025, the pension expense was $15 million and $48 million, respectively (2024 – $15 million and $47 million, respectively).

The Company expects to contribute approximately $16 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2025		September 30, 2025
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	1	15	1
Interest expense	43	1	129	5
Expected return on plan assets	(50)	—	(148)	—
Settlement loss	—	—	1	—
Net periodic benefit cost	(2)	2	(3)	6

	For the three months ended		For the nine months ended
	September 30, 2024		September 30, 2024
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	4	—	15	—
Interest expense	49	1	148	5
Expected return on plan assets	(55)	—	(168)	—
Amortization of net actuarial gain	—	—	—	(1)
Net periodic benefit cost	(2)	1	(5)	4

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2025, the Company contributed $22 million and $64 million, respectively (2024 – $20 million and $68 million, respectively) to the pension plans and $5 million and $12 million, respectively (2024 – $4 million and
$11 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $19 million to the pension plans and $2 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INCOME TAXES

For the third quarter of 2025, the Company had an income tax expense of $302 million, consisting of $24 million of current income tax expense and a deferred income tax expense of $278 million. This compares to an income tax expense of $121 million in the third quarter of 2024, consisting of $49 million of current income tax expense and a deferred income tax expense of $72 million. The Company made payments, net of income tax refunds, of $1 million during the third quarter of 2025. The effective tax rate for the third quarter of 2025 was -2,323% compared to 189% for the third quarter of 2024. The effective tax rate for the third quarter of 2025 was mainly impacted by the Company’s decision to record a full valuation allowance against its net U.S. deferred income tax assets, as further explained below. In each interim quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. For both the third quarters of 2025 and 2024, the effective tax rates were impacted by such cumulative adjustments arising from updates to the estimated annual effective tax rate.

For the first nine months of 2025, the Company's income tax expense was $256 million, consisting of a current income tax expense of $8 million and a deferred income tax expense of $248 million. This compares to an income tax expense of $25 million in the first nine months of 2024, consisting of a current income tax expense of $5 million and a deferred income tax expense of $20 million. The Company made payments, net of income tax refunds, of $10 million during the first nine months of 2025. The effective tax rate was - 198% compared to an effective tax rate of -63% in the first nine months of 2024. The effective tax rate for the first nine months of 2025 is mainly impacted by the Company’s decision to record a full valuation allowance on its net U.S. deferred income tax assets, as further explained below. Also, the Company recorded a tax expense of $5 million for the reduction of a foreign tax credit claimed in an earlier tax year. The effective tax rate for the first nine months of 2024 was unfavorably impacted by interest expense with no tax benefit, foreign exchange items, and additional U.S. tax expense on foreign operations. This was partially offset by additional research and experimentation tax credits.

On a quarterly basis, the Company assesses whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. The assessment assigns the most weight to historical income or losses. A cumulative three-year loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. The carrying value of deferred income tax assets reflects the expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.

Following the assessment of the Company’s ability to realize the deferred income tax assets related to its U.S. operations, it was concluded that existing negative evidence outweighed the positive evidence. Its U.S. operations were in a cumulative three-year loss, as of September 30, 2025. Since the weight assigned to positive and negative evidence must align with how objectively verifiable that evidence is, the cumulative losses from its U.S. operations significantly constrains the Company’s ability to rely on more subjective positive indicators. As a result, for the three and nine months ended September 30, 2025, the Company recorded a net increase in valuation allowance, against the Company’s net U.S. deferred income tax assets. The non-cash charge to increase the valuation allowance does not have any impact on consolidated operating income or cash flow, nor does such an allowance preclude the Company from using tax loss carryforwards or other deferred tax assets in the future. If sufficient objective positive evidence becomes available in a subsequent period to substantiate the realizability of part or all of the Company’s U.S. deferred income tax assets, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.

After evaluating the available positive and negative evidence, the Company continues to conclude that its remaining net deferred tax assets outside of the U.S. are more likely than not realizable.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6 – INCOME TAXES (CONTINUED)

Pillar Two - Global Anti-Base Erosion model Rules ("GloBE Rules")

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the GloBE Rules designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. For the first nine months of 2025, the GloBE Rules did not impact the Company’s financial results. The Company continues to evaluate their impact on future periods.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, the OBBBA was signed into law in the United States. The legislation contains several significant tax provisions, including, reinstatement of 100% bonus depreciation for qualified property, introduction of Section 174A, allowing immediate expensing of domestic research and experimentation expenditures, modifications to the limitation on interest deductibility under Section 163(j), changes to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income regimes, and expansion of the Section 162(m) limitation on the deductibility of executive compensation. The Company has evaluated the impact of the OBBBA and determined that it does not have a material effect on the current quarter’s income tax provision.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2025	2024
	$	$
Work in process and finished goods	779	682
Raw materials	370	344
Operating and maintenance supplies	378	368
	1,527	1,394

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

September 30, 2025
$
Balance at beginning of year	33
Purchase price accounting adjustment	2
Balance at end of period	35

The goodwill at September 30, 2025 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		September 30, 2025			December 31, 2024
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(4)	11	15	(3)	12
Customer relationships	8	110	(13)	97	110	(2)	108
Total		134	(18)	116	134	(6)	128

Amortization expense related to intangible assets for the three and nine months ended September 30, 2025 was $4 million and $12 million, respectively (2024 – nil).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2026	2027	2028	2029	2030
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	September 30,	December 31,
	2025	2024
	$	$
Pension asset - defined benefit pension plans	269	250
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	228	195
Off-market contracts	63	71
Restricted cash	47	59
Other	44	43
	651	618

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

Power generation assets impairment costs

On September 8, 2025, the Company transferred certain power generation assets to PECHC, an affiliated company, through the creation and transfer of a special purpose entity. As a result, these power generation assets were evaluated for impairment and during the third quarter of 2025, the Company recorded $8 million of write-off of property, plant and equipment and off-market contracts, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Cost reduction measures

On August 20, 2025, as a result of a strategic review of its operations, the company announced the indefinite idling of the Grenada, Mississippi, newsprint mill and the closure of the Addison, Illinois, and Nogales, Mexico, converting facilities. The Nogales facility ceased operations in August, while the Grenada mill and the Addison facility ceased operations in September.

During the third quarter of 2025, the Company recorded $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $17 million of write-off of inventory, $8 million of severance and termination costs and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility. On October 17, 2025, the Company completed the sale. As a result, for the three and nine months ended September 30, 2025, the Company recorded $2 million and $14 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2024, the Company recorded nil and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. For the three and nine months ended September 30, 2025, the Company recorded $2 million and $9 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 –
$3 million and $8 million, respectively).

For the three and nine months ended September 30, 2025, the Company recorded $1 million and $1 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10 – CLOSURE AND RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

Ashdown curtailment, Arkansas mill

On February 21, 2024, the Company announced that it will indefinitely curtail paper operations at its Ashdown, Arkansas, facility. The Ashdown Mill’s paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.

For the three and nine months ended September 30, 2024, the Company recorded nil and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded nil and $1 million, respectively, of severance and termination costs and nil and
$3 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the three and nine months ended September 30, 2025, other costs related to previous and ongoing closures and restructuring included nil and $1 million, respectively, of severance and termination costs (2024 – nil and $2 million, respectively) and
$2 million and $3 million, respectively, of other costs (2024 – $2 million and $11 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

LONG-TERM DEBT

ABL REVOLVING CREDIT FACILITY

On February 26, 2025, the Company entered into an amendment (the “Third ABL Amendment”) to its ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. On September 30, 2025, the Company had borrowings of $505 million and $155 million of letters of credit outstanding under this facility, leaving unused commitments of $480 million available. Borrowing under the ABL FILO Loan bears interest at a floating rate per annum of, at the Company's option, SOFR (adjusted by 0.10%) plus an applicable margin of 2.75% or a base rate plus 1.75%.

BANK TERM LOAN

On January 28, 2025 the Company entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Company's Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At September 30, 2025, there were $146 million of borrowings outstanding under the Bank Term Loan.

INDEBTEDNESS AND LIQUIDITY

The Company expects that it will need to refinance all or a portion of its indebtedness on or before maturity. If it cannot timely refinance its indebtedness, the Company may have to take actions such as raising additional equity capital and reducing, delaying or foregoing capital expenditures, strategic acquisitions, investments and alliances. It is uncertain whether any such actions, if necessary, could be implemented on commercially reasonable terms or at all. In addition, if the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity challenges and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure its indebtedness. The Company may not be able to effect such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow the Company fully to meet its debt service obligations.

The Company is focused on generating additional liquidity, including from external sources. Accordingly, it has undertaken a number of actions that seek to enhance access to liquidity in the business. The Company is conducting a comprehensive review of the assets in its portfolio to identify assets that are not complementary to the business which may therefore merit divestiture to provide cash inflow and reduce operating costs; it has started a review of support function costs with a target to reduce costs and right size the organization given the potential asset sales; and further plans to potentially idle certain underperforming mills. In addition, to date in 2025, the Company has taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; and reduced capital expenditures programs for 2025 and 2026 to focus on core functions such as the maintenance of assets, the safety of employees and compliance with applicable laws and regulations.

Based on current assumptions, including those related to future prices, volumes, foreign exchange and capital expenditures, the Company expects to have sufficient liquidity to meet its obligations over the next 12 months.

The Company’s ability to meet its debt service requirements and liquidity needs will depend on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond its control.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT

The following table presents the changes in Accumulated other comprehensive loss by component(1) for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(7)	N/A	N/A	N/A	(7)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Net gain	N/A	54	9	N/A	63
Foreign currency items	N/A	N/A	N/A	(99)	(99)
Other comprehensive (loss) income before reclassifications	(48)	54	9	(99)	(84)
Amounts reclassified from Accumulated other comprehensive loss	15	1	(2)	—	14
Net current period other comprehensive (loss) income	(33)	55	7	(99)	(70)
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Natural gas swap contracts	(1)	N/A	N/A	N/A	(1)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	15	N/A	N/A	N/A	15
Foreign currency items	N/A	N/A	N/A	38	38
Other comprehensive income before reclassifications	18	—	—	38	56
Amounts reclassified from Accumulated other comprehensive loss	11	—	(1)	—	10
Net current period other comprehensive income (loss)	29	—	(1)	38	66
Balance at September 30, 2025	1	(17)	36	(68)	(48)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive loss:

Details about Accumulated other comprehensive loss components	Amounts reclassified from Accumulated other comprehensive loss
	For the three months ended
	September 30,	September 30,
	2025	2024
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	—	(3)
Currency options and forwards (1)	(2)	(2)
Total before tax	(2)	(5)
Tax benefit	—	2
Net of tax	(2)	(3)

	Amounts reclassified from Accumulated other comprehensive loss
	For the nine months ended
	September 30,	September 30,
	2025	2024
	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	2	(9)
Currency options and forwards (1)	(16)	(5)
Total before tax	(14)	(14)
Tax benefit	3	4
Net of tax	(11)	(10)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	(1)	—
Total before tax	(1)	—
Tax benefit	1	—
Net of tax	—	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	September 30,	December 31,
	2025	2024
	$	$
Provision for environmental and asset retirement obligations	102	107
Contingent consideration for contingent value right	172	154
Other	51	54
	325	315

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company has environmental liabilities of $60 million and $57 million recorded as of September 30, 2025 and December 31, 2024, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $59 million and $56 million recorded as of September 30, 2025 and December 31, 2024, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2025, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2025, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2025, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all existing coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by operating level. Units that operate greater than 40% of their operating capacity in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. These new climate rules have been challenged in the D.C. Circuit and oral argument was held on December 6, 2024. However, the current Trump administration has indicated an intent to reconsider the rule and filed a motion with the court to hold the litigation in abeyance during the reconsideration, which the court granted on February 19, 2025. The Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of September 30, 2025, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

COUNTERVAILING DUTY AND ANTI-DUMPING INVESTIGATIONS ON SOFTWOOD LUMBER

On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of the Company’s subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in the countervailing and anti-dumping duty investigations, in the first administrative review of the countervailing and anti-dumping duty orders, in the second and third administrative reviews of the countervailing duty order, and in the seventh administrative review of the countervailing and anti-dumping duty orders. With respect to other administrative reviews of the countervailing and anti-dumping duty orders for which the Company was not selected as a respondent by Commerce, the Company’s subject imports were assigned the rate applicable to non-selected importers.

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective dates for deposits on account of countervailing duties	Cash deposit rates
Initial Investigation
April 28, 2017 – November 7, 2017 (Preliminary Determination)	12.82%
November 8, 2017 – November 30, 2020 (Final Determination)	14.70%
First Administrative Review
December 1, 2020 – December 1, 2021	19.10%
Second Administrative Review
December 2, 2021 – August 8, 2022	18.07%
Third Administrative Review
August 9, 2022 – July 31, 2023	10.10%
Fourth Administrative Review
August 1, 2023 – August 18, 2024	1.79%
Fifth Administrative Review
August 19, 2024 – August 11, 2025	6.74%
Sixth Administrative Review
August 12, 2025 – Present	14.63%

Commerce issued its final determination in the sixth countervailing administrative review on August 12, 2025.

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – August 18, 2024	6.26%
Fifth Administrative Review
August 19, 2024 – July 28, 2025	7.66%
Sixth Administrative Review
July 29, 2025 – September 10, 2025	20.56%
September 11, 2025 – Present	20.53%

Commerce issued its final determination in the sixth anti-dumping administrative review on July 29, 2025, and a correction on September 11, 2025.

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth, fifth and sixth administrative reviews, the seventh administrative review remains pending. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigations, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce's decision was issued on April 30, 2024. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded Commerce on its methodology further to two recent decisions of the U.S. Court of Assents for the Federal Circuit. On September 17, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping first administrative review. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On September 10, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping second administrative review. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the U.S. Court of International Trade ("CIT") to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. On September 29, 2025, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping sixth administrative reviews. All appellate reviews described above remain pending, except for the anti-dumping first and second administrative reviews.

Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (“Commerce”) and of material injury (“ITC”). Commerce released final results in the sunset reviews of the countervailing and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. On May 8, 2023, the Company filed with the CIT a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On November 30, 2023, the ITC voted that revocation of the orders would be likely to lead to a continuation or recurrence of material injury to the U.S. industry within a reasonably foreseeable time.

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of September 30, 2025, the Company had $133 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

As of September 30, 2025, a total of $701 million of cash deposits ($504 million of countervailing and $197 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the nine months ended
	September 30, 2025			September 30, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	8	11	19	24	29	53
Cash deposits paid recognized as receivable	(2)	(3)	(5)	(6)	(7)	(13)
	6	8	14	18	22	40

	For the three months ended			For the nine months ended
	September 30, 2024			September 30, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	2	7	9	6	21	27
Cash deposits paid recognized as receivable	(1)	(1)	(2)	(2)	(5)	(7)
	1	6	7	4	16	20
(1)
Deposits paid are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following tables outline the change in duties receivable:

	September 30, 2025			December 31, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$

Beginning of year	146	49	195	123	36	159
Cash deposits paid recognized as recoverable	6	7	13	4	8	12
Accretion	15	5	20	19	5	24
Balance at end of period (1)	167	61	228	146	49	195
(1)
The balance of $228 million is shown in Other assets in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $108 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024. On August 27, 2024, the Quebec Superior Court rendered its judgment, declaring that (i) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of these pension plans are extinguished and have been released and discharged by the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended; and (ii) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of the pension plans on the basis of facts that took place prior to April 17, 2009 are inconsistent with the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended. On September 17, 2024, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed a motion seeking leave to appeal, which was denied. On January 7, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed an application for leave to appeal to the Supreme Court of Canada, which was rejected by the Supreme Court of Canada on September 23, 2025.

On August 5, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador each sent to the Company demand letters requesting evidence from the Company that the pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador have been funded in accordance with New Brunswick and Newfoundland and Labrador laws during the period starting on December 9, 2010 and ending July 1, 2020 and July 1, 2023 respectively, and seeking grounds to confirm a partial termination of the pension plans for funding below the levels required under New Brunswick and Newfoundland and Labrador laws.

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

MENOMINEE FIRE

On October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company's Menominee mill. At this time, six claims have been filed in Michigan State Court against the Company, of which four have been settled including the complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million. The separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million is still pending. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

On December 6, 2024, Michigan EGLE sent a “Compliance Communication” to the Company regarding the alleged release of hazardous substances caused by the October 6, 2022 fire and fire suppression activities. EGLE alleges that the Company is liable under Part 201 for the facility and seeks reimbursement of EGLE’s response activity costs. The Company disputes EGLE’s allegations.

On March 5, 2025, the Company also received a letter from USEPA Region 5 seeking recovery of "Response Costs" for the period up to November 30, 2024. On October 2, 2025, the parties signed a statute-of-limitations tolling agreement.

On March 6, 2025, the Company received a claim letter from the U.S. Coast Guard National Pollution Funds Center, indicating that they received a claim from the City of Marinette identifying the Company as the party responsible for the October 6, 2022 warehouse fire. On March 17, 2025, the U.S. Coast Guard National Pollution Funds Center denied the City of Marinette's initial claim related to the fire incident.

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

For the three and nine months ended September 30, 2025, the Company recognized direct costs of $4 million and $9 million, respectively, (2024 – nil and $5 million, respectively), which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. For the three and nine months ended September 30, 2025, the Company also recognized a gain (loss) on disposition of property, plant and equipment of nil and $2 million, respectively, (2024 – nil and $(3) million, respectively), under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and nine months ended September 30, 2025, $4 million and $11 million, respectively, were received from the insurer (2024 – $1 million and $16 million, respectively).

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2025	2024	2025	2024
	$	$	$	$
Sales by segment
Paper and packaging	1,148	1,192	3,592	3,526
Pulp and tissue	337	372	1,042	1,122
Wood products	219	232	732	727
Total for reportable segments	1,704	1,796	5,366	5,375
Intersegment sales	(22)	(25)	(61)	(68)
Consolidated sales	1,682	1,771	5,305	5,307

Sales by product group
Communication papers	515	617	1,697	1,874
Specialty and packaging papers	320	275	939	852
Market pulp	420	444	1,333	1,284
Linerboard	65	56	179	138
Newsprint	86	92	251	264
Tissue	57	55	174	168
Wood	219	232	732	727
Consolidated sales	1,682	1,771	5,305	5,307

Other costs by segment
Paper and packaging	1,038	1,040	3,361	3,244
Pulp and tissue	321	341	1,066	1,066
Wood products	240	267	745	830
Total for reportable segments	1,599	1,648	5,172	5,140
Corporate and other	43	3	97	46
Consolidated other costs	1,642	1,651	5,269	5,186

Operating income (loss)
Paper and packaging	97	137	191	242
Pulp and tissue	7	21	(45)	28
Wood products	(21)	(35)	(13)	(103)
Corporate and other	(43)	(3)	(97)	(46)
Consolidated operating income	40	120	36	121
Interest expense, net	59	61	178	177
Non-service components of net periodic benefit cost	(6)	(5)	(13)	(16)
(Loss) income before income taxes	(13)	64	(129)	(40)
Income tax expense	302	121	256	25
Net loss	(315)	(57)	(385)	(65)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2025, the Company recognized $5 million and $15 million, respectively (2024 – $5 million and $16 million, respectively) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

For the three and nine months ended September 30, 2025, the Company purchased $2 million and $2 million, respectively (2024 – nil) of electricity from an affiliated company and provided services of $1 million and $1 million, respectively (2024 – nil) to the same affiliated company. These costs are included, on a net basis, in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Cost of sales.

The Company has other receivables with affiliated companies of $37 million and $35 million at September 30, 2025 and December 31, 2024, respectively.

The Company has other payables with affiliated companies of $5 million and $7 million at September 30, 2025 and December 31, 2024, respectively.

The Company has notes receivable with an affiliated company of $61 million and nil at September 30, 2025 and December 31, 2024, respectively. The subject interest-bearing notes were issued as consideration for the transfer of certain power generation assets to PECHC, an affiliated company, through the creation and sale of a special purpose entity (see Note 3 "Acquisition and sale of businesses" for more details). Concurrently, the Company entered into agreements to provide services to, and purchases from, the subject entity, on arm's length terms.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refer to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2025 and September 30, 2024. The three month and nine month periods are also referred to as the third quarter and first nine months of 2025 and 2024. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation.

Recent Events and Items Affecting Comparability of Financial Results

Tariffs

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. While Canada was not exempt, goods compliant with the United States-Mexico-Canada Agreement ("USMCA") are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment continues to be dynamic, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

Refer to the discussion in our 2024 Annual Report on Form 10-K under part 1, item 1A Risks Factors "Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions" as supplemented by the discussion in this Quarterly Report on Form 10-Q under "Risks Factors" for discussion of some of the risks associated with tariffs.

Acquisitions and Divestitures

Transfer of power generation assets

On September 8, 2025, we transferred certain power generation assets to Paper Excellence Canada Holdings Corporation, an affiliated company, for a consideration of $62 million, through the issuance of interest-bearing notes, in the principal amounts of $47 million and $15 million (the "Agreement"). For more details, refer to Note 10 "Closure and restructuring and impairment of long-lived assets", of the financial statements in this Quarterly Report on Form 10-Q.

Sale of Espanola, Ontario mill

On October 17, 2025, we completed the sale of our Espanola facility.

Sale of Forest Products Mauricie, Quebec sawmill

On July 1, 2025, we completed the sale of the Forest Products Mauricie ("FPM") sawmill, for a purchase price of $16 million, resulting in a net gain of $9 million.

Acquisition of Iconex Paper

On November 1, 2024, we acquired Iconex Paper from a portfolio company owned by an investment fund managed by Atlas Holdings for a purchase price of $208 million in cash. Iconex Paper converts thermal paper parent rolls into point-of-sale ("POS") receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial from its four North American locations. At the acquisition date, Iconex had a location in Nogales, Mexico, that have been closed in the third quarter of 2025. Refer to Cost Reduction Measures below. Based upon recent results, Iconex Paper has an estimated annual run rate sales of approximately $300 million and EBITDA of approximately $50 million and employs 340 employees.

Closure and Restructuring, and Impairment of long-lived assets

Power generation assets impairment costs

On September 8, 2025, we transferred certain power generation assets to Paper Excellence Canada Holdings Corporation, an affiliated company. As a result, during the third quarter of 2025, we recorded $8 million of write-off of property, plant and equipment and off-market contracts, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Cost reduction measures

On August 20, 2025, as a result of a strategic review of our operations, we announced the indefinite idling of the Grenada, Mississippi, newsprint mill and the closure of the Addison, Illinois, and Nogales, Mexico, converting facilities. The Nogales facility ceased operations in August, while the Grenada mill and the Addison facility ceased operations in September.

During the third quarter of 2025, we recorded $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $17 million of write-off of inventory, $8 million of severance and termination costs and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Espanola

On September 6, 2023, we announced the indefinite idling of our Espanola, Ontario, pulp and paper mill for an expected period greater than one year. The mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp operation was shut down in early October 2023, and the paper machines were shut down in early 2024.

During the third quarter and first nine months of 2025, we recorded $2 million and $14 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

During the third quarter and first nine months of 2024, we recorded nil and $1 million, respectively, of severance and termination costs and nil and $1 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

On October 17, 2025, we completed the sale of our Espanola facility.

Ashdown

On February 21, 2024, we announced that we would indefinitely curtail paper operations at our Ashdown facility. The paper machine and associated sheeter were indefinitely idled in July 2024. The curtailment did not result in a workforce reduction.

During the third quarter and first nine months of 2024, we recorded nil and $30 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded nil and $1 million, respectively, of severance and termination costs and nil and $3 million, respectively, of write-off of inventory, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Crofton

On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. During the third quarter and first nine months of 2025, we recorded $2 million and $9 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $3 million and $8 million, respectively).

Additionally, during the third quarter and first nine months of 2025, we recorded $1 million and $3 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 - nil and $3 million, respectively, of severance and termination costs and nil and $2 million, respectively, of write-off of inventory).

Other Costs

For the third quarter and first nine months of 2025, other costs related to previous and ongoing closures and restructuring included nil and $1 million, respectively, of severance and termination costs (2024 – nil and $2 million, respectively) and $2 million and $3 million, respectively, of other costs (2024 – $2 million and $11 million, respectively).

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

HIGHLIGHTS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2025

For the third quarter of 2025, we reported operating income of $40 million, compared to operating income of $120 million in the third quarter of 2024.

The decrease of $80 million in operating income is principally driven by higher closure and restructuring costs, lower volume for the majority of our products, higher input costs as well as freight costs, lower average selling prices for our pulp products and lower paper production, partially offset by higher average selling prices for our paper and wood products and a favorable exchange rate. In addition, in the third quarter of 2025, we recognized $11 million of impairment costs related to the sale of our Espanola pulp and paper mill and the transfer of certain power generating assets.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the consolidated analysis and segment analysis.

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2025

For the first nine months of 2025, we reported operating income of $36 million, compared to operating income of $121 million in the first nine months of 2024.

The decrease of $85 million in operating income is principally driven by higher input costs, higher maintenance costs, as well as lower volume for our paper and wood products, partially offset by higher average selling prices for the majority of our products and a favorable exchange rate. In addition, in the first nine months of 2025, we recognized $23 million of impairment costs related to the sale of our Espanola pulp and paper mill and the transfer of certain power generation assets.

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

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the United States government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

Implementation of new tariffs or increases in existing tariffs likely will have an adverse impact on our business. As noted above, we operate in a highly competitive environment, and tariffs that either increase our landed sales prices or our manufacturing costs make our products less competitive to those that are not subject to these impacts. Our main export markets from the United States are: China, Canada and Mexico and from Canada, our main export market is the United States. We continue to actively evaluate the potential impacts of the announced tariffs on our business as well as our ability to mitigate the impact. However, the tariff actions are still very volatile and unpredictable, and the impact may be significant in the future.

OUTLOOK

For the balance of 2025, subject to the potential impact of changes in tariffs, we expect the demand and pricing for paper to remain stable and we expect some modest improvements in pulp demand but we expect downward pressure for our pulp prices. We will continue to closely monitor our inventory levels and balance our production with our customer demand. For our Wood Products business, declining U.S. housing starts coupled with the implementation of additional 10% tariff on our export of lumber into the U.S., have contributed to challenging market conditions. However, we remain positive on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to remain stable. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change given the macro environment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2025 and 2024 sales, operating (loss) income and other information relevant to the understanding of our results of operations.

	Three months ended			Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2025	September 30, 2024	variance $	September 30, 2025	September 30, 2024	variance $
(In millions of dollars)
Sales	$1,682	$1,771	$(89)	$5,305	$5,307	$(2)
Operating income	40	120	(80)	36	121	(85)
Net loss	$(315)	$(57)	$(258)	$(385)	$(65)	$(320)

Sales by segment
Paper and Packaging	$1,148	$1,192		$3,592	$3,526
Pulp and Tissue	337	372		1,042	1,122
Wood Products	219	232		732	727
Total for reportable segments	$1,704	$1,796		$5,366	$5,375
Intersegment sales	(22)	(25)		(61)	(68)
Consolidated sales	$1,682	$1,771		$5,305	$5,307

Operating income (loss) by segment
Paper and Packaging	$97	$137		$191	$242
Pulp and Tissue	7	21		(45)	28
Wood Products	(21)	(35)		(13)	(103)
Total for reportable segments	$83	$123		$133	$167
Corporate and Other	(43)	(3)		(97)	(46)
Consolidated operating income	$40	$120		$36	$121

		At September 30, 2025	At December 31, 2024
Total assets		$7,075	$7,316
Total long-term debt, including current portion of long-term debt and due to related party		$2,753	$2,630

Third quarter of 2025 compared to Third quarter of 2024

Analysis of Sales

Sales in the third quarter of 2025 decreased by $89 million, or 5%, when compared to sales in the third quarter of 2024. This decrease in sales is mostly due to lower volume for the majority of our products as well as lower average selling prices for pulp. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. Theses decreases were partially offset by an increase in our net average selling prices for our paper and wood products. In addition, our third quarter of 2025 includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating Income

Operating income in the third quarter of 2025 decreased by $80 million, or 67%, when compared to operating income in the third quarter of 2024. This decrease in operating income was principally driven by higher closure and restructuring costs related to our costs reduction measures, lower volume for the majority of our products, higher input costs as well as freight costs, lower average selling prices for our pulp products and lower paper production, partially offset by higher average selling prices for our paper and wood products and a favorable exchange rate. In the third quarter of 2025, we recognized $11 million of impairment costs related to the sale of our Espanola pulp and paper mill and the transfer of certain power generation assets. In addition, our third quarter of 2025 includes the results of Iconex, acquired in the fourth quarter of 2024.

First nine months of 2025 compared to first nine months of 2024

Analysis of Sales

Sales in the first nine months of 2025 decreased by $2 million, or less than 1%, when compared to sales in the first nine months of 2024. This decrease in sales is mostly due to lower volume of paper and wood products. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. These decreases were partially offset by an increase in our net average selling prices for the majority of our products. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In addition, our first nine months of 2025 includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating Income

Operating income in the first nine months of 2025 decreased by $85 million, or 70%, when compared to operating income in the first nine months of 2024. This decrease in operating income is principally driven by higher closure and restructuring costs related to our costs reduction measures, higher input costs, higher maintenance costs and lower volume for our paper and wood products, partially offset by higher average selling prices for the majority of our products and favorable foreign exchange rate. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024. In the first nine months of 2025, we recognized $23 million of impairment costs related to the sale of our Espanola pulp and paper mill and the transfer of certain power generating assets. In addition, our first nine months of 2025 include the results of Iconex, acquired in the fourth quarter of 2024.

OTHER FACTORS

Interest Expense, net

We incurred $59 million of net interest expense in the third quarter of 2025, a decrease of $2 million compared to net interest expense of $61 million in the third quarter of 2024. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the three months period in 2025 compared to 2024. In the third quarter of 2025 and third quarter of 2024, we had capitalized interest of $1 million, respectively. See section “Capital Resources” below for more information on our debt structure.

We incurred $178 million of net interest expense in the first nine months of 2025, an increase of $1 million compared to net interest expense of $177 million in the first nine months of 2024. Interest expense increased mainly due to higher debt levels for the nine months period in 2025 compared to 2024, partially offset by lower floating rates for SOFR. In the first nine months of 2025, we had capitalized interest of $1 million, compared to $5 million in the first nine months of 2024. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the third quarter of 2025, our non-service components of net periodic benefit cost were a benefit of $6 million, an increase of $1 million when compared to the third quarter of 2024. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first nine months of 2025, our non-service components of net periodic benefit cost were a benefit of $13 million, a decrease of $3 million when compared to the first nine months of 2024. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the third quarter of 2025, we had income tax expense of $302 million, consisting of $24 million of current income tax expense and $278 million of deferred income tax expense. This compares to income tax expense of $121 million in the third quarter of 2024, consisting of $49 million of current income tax expense and deferred income tax expense of $72 million. We made payments, net of income tax refunds, of $1 million during the third quarter of 2025. Our effective tax rate for the third quarter of 2025 was -2,323% compared to 189% for the third quarter of 2024. The effective tax rate for the third quarter of 2025 was mainly impacted by our decision to record a full valuation allowance against our net U.S. deferred income tax assets, as further explained below. In each interim quarter we update our estimate of the annual effective tax rate and, if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. For both the third quarters of 2025 and 2024, the effective tax rates were impacted by such cumulative adjustments arising from updates to the estimated annual effective tax rate.

For the first nine months of 2025, our income tax expense was $256 million, consisting of current income tax expense of $8 million and deferred income tax expense of $248 million. This compares to income tax expense of $25 million in the first nine months of 2024, consisting of current income tax expense of $5 million and deferred income tax expense of $20 million. We made payments, net of income tax refunds, of $10 million during the first nine months of 2025. The effective tax rate was -198% compared to an effective tax rate of -63% in the first nine months of 2024. The effective tax rate for the first nine months of 2025 was mainly impacted by our decision to record a full valuation allowance on our net U.S. deferred income tax assets, as further explained below. Also, we recorded a tax expense of $5 million for the reduction of a foreign tax credit claimed in an earlier tax year. The effective tax rate for the first nine months of 2024 was unfavorably impacted by interest expense with no tax benefit, foreign exchange items, and additional U.S. tax expense on foreign operations. This was partially offset by additional research and experimentation tax credits.

On a quarterly basis, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. Our assessment assigns the most weight to historical income or losses. A cumulative three-year loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. The carrying value of deferred income tax assets reflects the expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.

Following the assessment of our ability to realize the deferred income tax assets related to our U.S. operations, we concluded that existing negative evidence outweighed the positive evidence. Our U.S. operations were in a cumulative three-year loss, as of September 30, 2025. Since the weight assigned to positive and negative evidence must align with how objectively verifiable that evidence is, the cumulative losses from our U.S. operations significantly constrains our ability to rely on more subjective positive indicators. As a result, for the three and nine months ended September 30, 2025, we recorded a net increase in the valuation allowance against our net U.S. deferred income tax assets. The non-cash charge to increase the valuation allowance does not have any impact on consolidated operating income or cash flow, nor does such an allowance preclude us from using tax loss carryforwards or other deferred tax assets in the future. If sufficient objective positive evidence becomes available in a subsequent period to substantiate the realizability of part or all our U.S. deferred income tax assets, the valuation allowance will be reduced as appropriate, with the related adjustment being recognized as a decrease to the income tax provision.

After evaluating the available positive and negative evidence, we continue to conclude that the remaining net deferred tax assets outside of the U.S. are more likely than not realizable.

Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”)

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the GloBE Rules designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where we have significant operations have already adopted or are in the process of adopting such legislation. For the first nine months of 2025, the GloBE Rules did not impact our financial results. We will continue to evaluate their impact on future periods.

One Big Beautiful Bill Act ("OBBBA")

On July 4, 2025, the OBBBA was signed into law in the United States. The legislation contains several significant tax provisions, including, reinstatement of 100% bonus depreciation for qualified property, introduction of Section 174A, allowing immediate expensing of domestic research and experimentation expenditures, modifications to the limitation on interest deductibility under Section 163(j), changes to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income regimes, and expansion of the Section 162(m) limitation on the deductibility of executive compensation. We have evaluated the impact of the OBBBA and determined that it does not have a material effect on the current quarter’s income tax provision.

Commentary – Segment Review

PAPER AND PACKAGING

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2025	September 30, 2024	variance $	September 30, 2025	September 30, 2024	variance $
Sales
Paper	$827	$861	$(34)	$2,554	$2,573	$(19)
Pulp	321	331	(10)	1,038	953	85
Total sales	$1,148	$1,192	$(44)	$3,592	$3,526	$66
Operating income	$97	$137	$(40)	$191	$242	$(51)

Shipments
Paper - manufactured (in thousands of ST)	585	656	(71)	1,829	1,980	(151)
Communication papers	341	405	(64)	1,117	1,240	(123)
Specialty and Packaging papers	244	251	(7)	712	740	(28)
Pulp (in thousands of ADMT)	366	369	(3)	1,179	1,099	80

Sales

Paper and Packaging segment sales in the third quarter of 2025 decreased by $44 million, or 4%, when compared to sales in the third quarter of 2024. This decrease in sales is mostly due to lower volume for our paper products mostly due to lower demand resulting from ongoing macroeconomic challenges. This decrease was partially offset by an increase in our net average selling prices for our paper products. In addition, our third quarter of 2025 includes sales from Iconex, acquired in the fourth quarter of 2024.

Paper and Packaging segment sales in the first nine months of 2025 increased by $66 million, or 2%, when compared to sales in the first nine months of 2024. This increase in sales is mostly due to an increase in our net average selling prices and volume for pulp, and an increase in our net average selling prices for our paper products. In addition, our first nine months of 2025 include sales from Iconex, acquired in the fourth quarter of 2024. These increases were partially offset by lower volume for our paper products. Our paper volume was impacted by lower demand, resulting from ongoing macroeconomic challenges and our paper machine closure at our Ashdown facility in July 2024.

Operating income

Operating income in our Paper and Packaging segment amounted to $97 million in the third quarter of 2025, a decrease of $40 million, when compared to operating income of $137 million in the third quarter of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($23 million) when compared to the third quarter of 2024 mostly due to higher freight costs and lower production as well as other operating expenses
•
Higher input costs ($14 million) mostly due to higher costs of energy and chemicals
•
Lower paper volume and mix ($19 million)
•
Higher depreciation charges ($5 million) when compared to the third quarter of 2024, mostly due to our third quarter of 2025 including depreciation charges from Iconex, acquired in the fourth quarter of 2024
•
Lower net average selling prices for pulp ($5 million)
•
Higher closure and restructuring costs ($2 million) when compared to the third quarter of 2024

These decreases were partially offset by:

•
Higher net average selling prices for paper ($21 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($3 million)
•
Higher other operating income ($4 million)

Operating income in our Paper and Packaging segment amounted to $191 million in the first nine months of 2025, a decrease of $51 million, when compared to operating income of $242 million in the first nine months of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($93 million) when compared to the first nine months of 2024 mostly due to higher maintenance costs in part due to the timing of some major maintenance, lower production as well as other operating expenses
•
Higher input costs ($52 million) mostly due to higher costs of energy, chemicals and fiber
•
Lower paper volume and mix ($45 million)
•
Higher other operating expense ($2 million)

These decreases were partially offset by:

•
Higher net average selling prices for pulp and paper ($102 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($18 million)
•
Lower depreciation charges ($9 million) when compared to the first nine months of 2024 mostly due to the accelerated depreciation related to our Ashdown paper machine curtailment announced in 2024, partially offset by the first nine months of 2025 including depreciation charges from Iconex, acquired in the fourth quarter of 2024
•
Lower closure and restructuring costs ($8 million) when compared to the first nine months of 2024 mostly due to the closure of the paper machine at our Crofton facility and our Ashdown paper machine announced in 2024
•
Higher pulp volume and mix ($4 million)

PULP AND TISSUE

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2025	September 30, 2024	variance $	September 30, 2025	September 30, 2024	variance $
Sales
Paper	$159	$179	$(20)	$512	$555	$(43)
Pulp	121	138	(17)	356	399	(43)
Tissue	57	55	2	174	168	6
Total sales	$337	$372	$(35)	$1,042	$1,122	$(80)
Operating income (loss)	$7	$21	$(14)	$(45)	$28	$(73)

Shipments
Paper (in thousands of ST)	252	270	(18)	789	827	(38)
Pulp (in thousands of ADMT)	138	154	(16)	398	477	(79)
Tissue (in thousands of ST) (1)	23	24	(1)	72	73	(1)

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in the third quarter of 2025 decreased by $35 million, or 9%, when compared to sales in the third quarter of 2024. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges, as well as a decrease in our net average selling prices for pulp and paper.

Pulp and Tissue segment sales in the first nine months of 2025 decreased by $80 million, or 7%, when compared to sales in the first nine months of 2024. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges, as well as a decrease in our net average selling prices for paper, partially offset by an increase in our net average selling prices for pulp.

Operating income (loss)

Operating income in our Pulp and Tissue segment amounted to $7 million in the third quarter of 2025, a decrease of $14 million, when compared to operating income of $21 million in the third quarter of 2024. Our results were negatively impacted by:

•
Lower average selling prices ($10 million) for pulp and paper
•
Lower volume and mix ($4 million) mostly due to our pulp products
•
Higher input costs ($3 million)
•
Higher depreciation charges ($1 million)

These decreases were partially offset by:

•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($2 million)
•
Lower operating expenses ($1 million) when compared to the third quarter of 2024 mostly due to lower maintenance costs in part due to the timing of some major maintenance, as well as other operating expenses
•
Higher other operating income ($1 million)

Operating loss in our Pulp and Tissue segment amounted to $45 million in the first nine months of 2025, a decrease of $73 million, when compared to operating income of $28 million in the first nine months of 2024. Our results were negatively impacted by:

•
Higher operating expenses ($53 million) when compared to the first nine months of 2024 mostly due to higher maintenance costs in part due to the timing of some major maintenance, lower production as well as other operating expenses
•
Higher input costs ($32 million)
•
Lower average selling prices for paper ($19 million)
•
Lower volume and mix ($9 million) for pulp and paper
•
Higher depreciation charges ($6 million)

These decreases were partially offset by:

•
Higher average selling prices for pulp and tissue ($26 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($14 million)
•
Higher other operating income ($6 million)

WOOD PRODUCTS

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2025	September 30, 2024	variance $	September 30, 2025	September 30, 2024	variance $
Sales	$219	$232	$(13)	$732	$727	$5
Operating (loss)	$(21)	$(35)	$14	$(13)	$(103)	$90

Shipments
Wood products (in millions board feet) (1)	445	513	(68)	1,431	1,560	(129)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in the third quarter of 2025 decreased by $13 million, or 6%, when compared to sales in the third quarter of 2024. This decrease in sales is mostly due to a decrease in volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity, partially offset by higher net average selling prices.

Wood Products segment sales in the first nine months of 2025 increased by $5 million, or less than 1%, when compared to sales in the first nine months of 2024. This increase in sales is mostly due to higher net average selling prices, partially offset by a decrease in volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity.

Operating loss

Operating loss in our Wood Products segment amounted to $21 million in the third quarter of 2025, an improvement of $14 million, when compared to operating loss of $35 million in the third quarter of 2024. Our results were positively impacted by:

•
Higher net average selling prices for wood products ($18 million)
•
Lower input costs ($2 million)
•
Favorable volume impact ($2 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($4 million)

These increases were partially offset by:

•
Higher operating expenses ($10 million) mostly due to higher duty expense and unfavorable inventory valuation variance
•
Higher depreciation charges ($2 million)

Operating loss in our Wood Products segment amounted to $13 million in the first nine months of 2025, an improvement of $90 million, when compared to operating loss of $103 million in the first nine months of 2024. Our results were positively impacted by:

•
Higher net average selling prices for wood products ($65 million)
•
Lower input costs ($7 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($18 million)
•
Favorable volume impact ($1 million)
•
Lower operating expenses ($1 million) due to higher duty expense offset by favorable inventory valuation variance

These increases were partially offset by:

•
Higher depreciation charges ($2 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under various lending arrangements, including our ABL Revolving Credit facility, of which $480 million was undrawn and available as of September 30, 2025, and asset sales. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

We expect that we will need to refinance all or a portion of our indebtedness on or before maturity. If we cannot timely refinance our indebtedness, we may have to take actions such as raising additional equity capital and reducing, delaying or foregoing capital expenditures, strategic acquisitions, investments and alliances. It is uncertain whether any such actions, if necessary, could be implemented on commercially reasonable terms or at all. In addition, if our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity challenges and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital, and/or restructure our indebtedness. We may not be able to effect such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow us fully to meet our debt service obligations.

For the nine-month period ended September 30, 2025 we used $4 million of cash flows in operations, had capital expenditures of $164 million, and had debt repayments of $53 million. This compares to $17 million cash provided from operations, capital expenditures of $211 million and debt repayments of $51 million for the nine-month period ended September 30, 2024.

We are focused on generating additional liquidity, including from external sources. Accordingly, we have undertaken a number of actions that seek to enhance our liquidity position. We are conducting a comprehensive review of the assets in our portfolio to identify those that are not complementary to the business which may therefore merit divestiture to provide cash inflow and reduce operating costs; we have started a complete review of support function costs with a target to reduce costs and right size the organization given the potential asset sales; and further contingent plans to idle certain underperforming mills. In addition, to date in 2025, we have: taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas, sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; and reduced capital expenditures programs for 2025 and 2026 to focus on core functions such as the maintenance of assets, safety of our employees and compliance with applicable laws and regulations.

Based on current assumptions, including those related to future prices, volumes, foreign exchange and capital expenditures, we expect to have sufficient liquidity to meet our obligations over the next 12 months.

Our ability to make payments on the requirements mentioned above will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and debt indentures impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. Refer to the discussion in our 2024 Annual Report on Form 10-K under part 1, item 1A Risks Factors.

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

Cash flows used for operating activities totaled $4 million in the first nine months of 2025, a $21 million difference compared to cash flows provided from operating activities of $17 million in the first nine months of 2024. This decrease in cash flows from operating activities is primarily due to an increase in working capital requirements, as well as an increase in net loss. In addition, we had income tax payments, net of refunds, of $10 million during the first nine months of 2025, compared to income tax refunds, net of payments, of $18 million during the first nine months of 2024. For the first nine months of 2025, we contributed $64 million (first nine months of 2024 – $68 million) to the pension plans and $12 million (first nine months of 2024 – $11 million) to the other post-retirement benefit plans in excess of expenses.

Investing Activities

Cash flows used for investing activities in the first nine months of 2025 amounted to $140 million, a $35 million difference compared to cash flows used for investing activities of $105 million in the first nine months of 2024.

The use of cash for investing activities in the first nine months of 2025 was attributable to additions to property, plant and equipment of $164 million, partially offset by proceeds from the sale of property, plant and equipment of $9 million and proceeds from the sales of businesses, net of cash disposed, of $16 million.

The use of cash for investing activities in the first nine months of 2024 was mostly attributable to additions to property, plant and equipment of $211 million, partially offset by proceeds from the sale of property, plant and equipment of $16 million and proceeds from the sale of businesses, net of cash disposed, of $91 million.

Our annual capital expenditures for 2025 are expected to total between $250 million and $260 million.

Financing Activities

Cash flows provided from financing activities totaled $109 million in the first nine months of 2025 compared to cash flows provided from financing activities of $6 million in the first nine months of 2024.

The source of cash flows from financing activities in the first nine months of 2025 was attributable to issuance of long-term debt ($148 million), borrowings under our ABL Revolving Credit Facility ($25 million), partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($53 million) and lower bank indebtedness ($8 million).

The source of cash flows from financing activities in the first nine months of 2024 was attributable to borrowing under our ABL Revolving Credit Facility ($71 million), partially offset by the repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($51 million) and lower bank indebtedness ($14 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,678 million as of September 30, 2025, compared to $2,541 million as of December 31, 2024. A substantial majority of this amount, approximately $1.8 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan ("ABL Tranche I Loan") of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of September 30, 2025.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.8 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of September 30, 2025.

On September 30, 2025, we had borrowings of $505 million and $155 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $480 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At September 30, 2025, there were $146 million of borrowings outstanding under the Bank Term Loan.

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

During the third quarter of 2025, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At September 30, 2025, there were $583 million of borrowings under the Farm Credit Term Loan A and $244 million of borrowings under the Farm Credit Term Loan B.

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

During the third quarter of 2025, we repaid $4 million as required for quarterly amortization. At September 30, 2025, there were $312 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of September 30, 2025, we had $642 million of Notes outstanding.

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

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility, the Senior Secured Notes, the Bank Term Loan and the IRB Bonds have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 57% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Domtar Notes

As of September 30, 2025, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2025, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2025, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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
future revenues and profitability;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

In the first nine months of 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but with much higher rates for many. While Canada was not exempt, goods compliant with the USMCA are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. It is unclear what additional changes in tariffs will be implemented.

These actions are expected to result in retaliatory measures on U.S. goods. If maintained, the tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the Company business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions the Company take to adapt to new tariffs or trade restrictions may cause the Company to modify its operations or forgo business opportunities.

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

The Company has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills, since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, six administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of September 30, 2025, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 14.63% and 20.53%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review panel established under the USMCA or by a U.S. court. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigation, respectively.

On October 14, 2025, the United States government implemented an additional 10% ad valorem tariff on imports of softwood lumber products from Canada, under Section 232 of the Trade Expansion Act of 1962. This tariff is in addition to the existing countervailing and anti-dumping duties, which currently total approximately 35.16%, resulting in a combined duty rate of approximately 45.16% on affected exports. These tariffs materially increase the cost of exporting softwood lumber to the U.S. The increased duties may adversely affect our pricing competitiveness and reduce demand for our wood products.

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

As of September 30, 2025, there are no publicly traded common shares of Domtar Corporation.

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

Date: October 30, 2025

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)