Form 10-K
period 2025-12-31
Domtar CORP
filed 2026-03-30
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025, was nil.

There are no publicly traded common shares of Domtar Corporation.

DOMTAR CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

PART I

ITEM 1. BUSINESS

Throughout this Annual Report on Form 10-K, unless otherwise specified, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation, its subsidiaries, as well as its investments.

GENERAL

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 90 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

AVAILABILITY OF INFORMATION

In this Annual Report on Form 10-K, we incorporate by reference certain information contained in other documents filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) and we refer you to such information. We file annual, quarterly and current reports and other information with the SEC available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above-referenced reports.

REPORTABLE SEGMENTS

We manage and report our operating results through three reportable segments, also referred to as Business Units: Paper and Packaging, Pulp and Tissue and Wood Products. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 21 “Segment Disclosures,” and Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

OUR BUSINESS OVERVIEW

Paper and Packaging: We have six integrated pulp and paper mills, with an annual paper production capacity of approximately 2.2 million tons of uncoated freesheet paper, serving a variety of customers, including merchants, retail outlets, stationers, printers, publishers, converters and end-users. We also have one mechanical paper mill with an annual paper production capacity of 265,000 tons of coated papers, directory and specialty papers. Our paper manufacturing operations are supported by converting and forms manufacturing operations. We produce a wide variety of paper, including office papers, printing and publishing papers, digital & production inkjet papers, technical and specialty papers and converting papers. We have one mill that manufactures packaging materials made from 100% recycled content with a production capacity of approximately 600,000 tons annually of high-quality recycled linerboard and corrugating medium, providing us with a strategic footprint in a growing market. In addition, we produce fluff pulp at our pulp mills at Ashdown and Plymouth and softwood pulp at our Skookumchuck pulp mill. We can sell approximately 1.4 million metric tons of market pulp per year depending on market conditions.

Pulp and Tissue: We produce softwood pulp at our pulp mill in Saint-Félicien, and recycled pulp at our Menominee pulp mill. We can sell approximately 0.4 million metric tons of market pulp per year depending on market conditions. We produce newsprint and specialty papers at five mills strategically located to serve major markets with a total capacity of 1.0 million tons. Our specialty papers comprise uncoated mechanical papers, including supercalendered paper and white paper. We produce tissue products at three facilities, with a total capacity of 128,000 tons. We have a total of 11 tissue converting lines. We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades.

Wood Products: We own or operate 13 sawmills in Canada and two sawmills in the southern U.S., with a total mechanical capacity of approximately 2,616 million board feet. Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our pulp and paper mills in the U.S. as well as third-party pulp and paper mills and other end users for use as fuel to produce electricity and steam based on renewable sources. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility.

OUR OPERATIONS

Paper, Pulp and Tissue

The table below lists our operating paper, pulp and tissue manufacturing facilities, the number of machines we operate and their annual production capacity:

	Fiberline Pulp Capacity		Saleable Paper		Tissue
	# lines	('000 ADMT) (1)	# machines	('000 ST) (1, 2)	# machines	('000 ST) (1)
PAPER AND PACKAGING
Paper
Windsor, Quebec	1	447	2	642	—	—
Hawesville, Kentucky	1	412	2	596	—	—
Marlboro, South Carolina	1	320	1	274	—	—
Johnsonburg, Pennsylvania	1	228	2	344	—	—
Nekoosa, Wisconsin	1	155	3	168	—	—
Rothschild, Wisconsin	1	65	1	131	—	—
Port Alberni, British Columbia	—	—	2	265	—	—
Kingsport, Tennessee	—	—	1	600	—	—
Total	6	1,627	14	3,020	—	—
Pulp
Ashdown, Arkansas	3	725	—	—	—	—
Plymouth, North Carolina	2	390	—	—	—	—
Skookumchuck, British Columbia	1	290	—	—	—	—
Total	6	1,405	—	—	—	—
TOTAL Paper and Packaging	12	3,032	14	3,020	—	—
Trade Pulp (3)		1,453

PULP AND TISSUE
Paper
Clermont, Quebec	—	—	1	244	—	—
Gatineau, Quebec	—	—	1	214	—	—
Alma, Quebec	—	—	1	233	—	—
Dolbeau, Quebec	—	—	1	159	—	—
Kénogami, Quebec	—	—	1	148	—	—
Total	—	—	5	998	—	—
Pulp (4)
Saint-Félicien, Quebec	1	357	—	—	—	—
Menominee, Michigan	1	171	—	—	—	—
Total	2	528	—	—	—	—
Tissue
Calhoun. Tennessee	—	—	—	—	1	66
Hialeah, Florida	—	—	—	—	2	34
Sanford, Florida	—	—	—	—	1	28
Total	—	—	—	—	4	128
TOTAL Pulp and Tissue	2	528	5	998	4	128
Trade Pulp (3)		357

(1) ADMT refers to an air-dry metric ton and ST refers to short ton. (2) Paper capacity is based on an operating schedule of 360 days and the production at the winder. (3) Estimated third-party shipments dependent upon market conditions. (4) On March 24, 2026, we announced the indefinite idling of our Coosa Pines pulp mill for an expected period greater than one year. This closure is reflected in the table above.

Wood

The following table lists the total mechanical capacity, reflecting the impact of any downtime taken, of our sawmills by region. We do not have access to enough fiber to operate all of the sawmills at their total mechanical capacity. Total capacity is based on an operating schedule of approximately 355 days.

(in million board feet)	Total Capacity

Canada
Quebec (1)	1,680
Ontario	592
U.S.	344
2,616

(1) Includes Sociéte en Commandite Scierie Opitciwan, located in Obedjiwan, an equity method investment in which we have a 45% interest. The amounts in the above table include the sawmill’s total capacity.

The table below lists the remanufactured wood, engineered wood, and wood pellet products facilities we owned or operated during the year ended December 31, 2025, and their respective 2025 capacity. Total capacity is based on an operating schedule of approximately 355 days.

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

We sell business papers to office supply retailers, dealers, wholesalers, merchants, office equipment manufacturers and retail outlets. We distribute uncoated commercial printing, transactional printing and publishing papers to end-users and commercial printers, mainly through paper merchants, as well as selling directly to converters. We sell our specialty and packaging papers mainly to converters, who apply a further production process such as coating, laminating, folding or waxing to our papers before selling them to a variety of specialized end-users. Our publishing papers portfolio comprises uncoated and coated mechanical papers, as well as uncoated freesheet papers. Our publishing papers are used in books, retail inserts, direct mail, coupons, magazines, catalogs, bags and other commercial printing applications. We sell newsprint to newspaper publishers worldwide and to commercial printers in North America for uses such as inserts and flyers. Our packaging paper comprises high-quality recycled linerboard and corrugating medium that we sell to independent corrugated box converters for use in a wide range of packaging applications.

Market Pulp

Our pulp products comprise softwood, fluff and recycled bleached kraft. Our pulp grades are sold to customers and are used in a variety of end-products, such as diapers and personal hygiene products, bathroom and facial tissue, specialty and packaging papers, printing and writing grades, building products and electrical insulating papers. We sell market pulp to customers in North America mainly through a North American sales force, while sales to most overseas customers are made directly or through commission agents. We maintain pulp supplies at strategically located warehouses, which allow us to respond to customer orders on short notice.

Wood products

Our Canadian sawmills produce dimension spruce-pine-fir lumber and provide wood chips to our pulp and paper mills in Canada and third parties. Our sawmills also supply wood residue to our pulp and paper mills for use as fuel to produce electricity and steam. Our U.S. sawmills produce dimension lumber and decking from southern yellow pine and provide wood chips and other wood residue to one of our mills in the U.S. as well as third party pulp and paper mills and other end-users. We also operate two remanufactured wood products facilities that manufacture bed frame components, finger joints, and furring strips, two engineered wood products facilities that produce I-joists for the construction industry, and one wood pellet facility, all of which are located in Quebec and Ontario.

Tissue

We manufacture a range of tissue products for the retail and away-from-home markets, including recycled and virgin paper products, covering premium, value and economy grades that are ideally suited to serve U.S. customers. We also sell parent rolls not converted into tissue products.

Based on market interest, we offer a number of our products, including pulp and paper, wood and tissue, with specific designations from one or more globally recognized forest management and chain of custody standard-setting organizations, as well as product specifications to meet customers’ requirements.

OUR CUSTOMERS

Our ten largest customers represented approximately 28% of our sales in 2025. In 2025, no single customer represented 10% or more of our sales. The majority of our customers purchase products through individual purchase orders. In 2025, approximately 71% of our sales were in the United States, 10% were in Canada, were 11% in Asia and 8% were in other countries.

OUR RAW MATERIALS

The manufacture of our products requires fiber, chemicals and energy. We discuss these three major raw materials used in our manufacturing operations below.

Fiber

Our sources of wood include purchases from local producers, including sawmills that supply residual wood chips, wood harvested from government-owned land on which we hold timber supply guarantees or harvesting rights, and wood harvesting from property we own or lease. The fiber used by our operations in the U.S. is mainly wood fiber (softwood and hardwood) as well as old corrugated containers (“OCC”). The fiber used at our operations in Canada is both hardwood and softwood and includes a significant amount of residual sawmill chips from our owned sawmills. Access to fiber harvested on public lands in Ontario and Quebec is subject to licensing and review by the relevant governmental authorities.

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

Chemicals

We use various chemical compounds in our manufacturing operations that we purchase, primarily on a centralized basis, through contracts varying between one and ten years in duration to ensure product availability. Most of the contracts have pricing that fluctuates based on prevailing market conditions. For pulp manufacturing, we use numerous chemicals including caustic soda, sodium chlorate, sulfuric acid, hydrogen peroxide and lime. For paper manufacturing, we also use several chemical products including starch, precipitated calcium carbonate, clay, optical brighteners, dyes and aluminum sulfate.

Energy

Our operations produce and consume substantial amounts of energy. Our primary energy sources include biomass, natural gas and electricity. A significant portion of the total energy required to manufacture our products comes from renewable fuels such as bark and spent pulping liquor, substantially all of which are generated as by-products from our manufacturing processes. The remainder of the energy comes mainly from natural gas, electricity and from smaller amounts of other fossil fuels as well as purchased steam procured under supply contracts. Under most of these contracts, suppliers are committed to provide quantities within predetermined ranges that meet our needs for a particular type of fuel at a specific facility. Most of these contracts have pricing that fluctuates based on prevailing market conditions. Biomass and fossil fuels are consumed primarily to produce power and steam that are used in the manufacturing process and, to a lesser extent, to provide direct heat used in the chemical recovery process.

We have energy cogeneration at a number of our integrated pulp and paper mills. These units generate energy from primarily renewable biomass. For some facilities, the right to generate hydroelectricity stems from our ownership of the riverbed on which these facilities are located. Smaller hydro assets are also present at two locations: Nekoosa and Rothschild.

All these generating assets produce electricity for consumption by our manufacturing operations, with the balance of our requirements supplied from local utilities. Electricity is primarily used to drive motors, pumps and other equipment, as well as to provide lighting.

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

OUR HUMAN CAPITAL

We have approximately 12,100 employees; 46% are employed in the United States and 54% in Canada. 56% of our employees are covered by collective bargaining agreements.

Health and Safety

The physical health of our employees is of vital importance to the Company. That is why we work relentlessly to eliminate the potential for life-altering hazards and minimize risk of injury as part of a proactive, preventive safety culture, while also investing in well-being programs to help our employees establish and maintain healthy lifestyles.

Attraction and Retention

We are committed to fostering a workplace that attracts and retains talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety, and community engagement, we aim to directly influence positive work behavior and on-the-job performance. In hiring and promoting employees, we strive to select the individuals who are the most qualified for the relevant positions. We believe that a diverse workplace is in the best interest of Domtar, and, respecting applicable constraints, we seek to maintain an inclusive workplace. We have a strict non-discrimination and anti-harassment policy. However, we view inclusion as more than just a set of policies and practices. It is part of who we are, how we operate, and essential to our long-term sustainability. We strive to create and sustain an inclusive workplace where people can bring their authentic selves to work and feel valued and included.

Compensation and Pay Equity

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value. We believe people should be paid fairly for what they do and how they do it, regardless of their gender, race, or other personal characteristics. To deliver on that commitment, we benchmark and set pay ranges based on market data and consider factors such as an employee’s role, experience and performance. We also regularly review our compensation practices, in respect of both of our overall workforce and individual employees, to ensure our employees’ pay is fair and equitable.

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

OUR APPROACH TO SUSTAINABILITY

Domtar aims to deliver value to our customers, employees and communities by viewing our business decisions within the larger context of sustainability. We take a long-term view on managing natural resources for the future. We strive to carefully manage waste and encourage recycling. We aim to maintain the highest standards of ethical conduct, for caring about the health and safety of each other, and for maintaining the environmental quality in the communities where we live and work. We value the partnerships we have formed with non-governmental organizations and believe they make us a better Company. We focus on agility to respond to new opportunities, and we are committed to turning innovation into value creation. By embracing sustainability as our operating philosophy, we seek to internalize the fact that the choices we have and the impact of the decisions we make on our stakeholders are all interconnected. We believe that our business and the people and communities who depend on us are better served as we weave this focus on sustainability into the things we do.

Domtar strives to execute this commitment to sustainability at every level and every location across the Company. The overall responsibility for our performance in this area resides with our executive team, and we rely on our employees to support the delivery of our key objectives and implement related plans. The committees involved in this effort are cross-functional groups of senior managers and subject-matter experts from manufacturing, sales, environment, human resources, finance and legal, among other departments. Tasked with developing and driving our sustainability strategy and performance based on high priority issues, these committees are focused on improving the net impact of our operations, and maintaining a constructive dialogue with our customers, partners and key stakeholders to ensure alignment and support on our goals. Committee responsibilities also include setting annual targets and providing project oversight on the company’s long-term objectives. Our sustainability goals, challenges and progress are reported annually on the Company’s website and other published reports. References to published reports and website are for informational purposes only, and neither the published reports nor the other information on our website is incorporated by reference into this Annual Report on Form 10-K.

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

Compliance with environmental laws and regulations involves capital expenditures as well as additional operating costs. Additional information regarding environmental matters is included in Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies” and in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading Critical Accounting Estimates and Policies, under the caption “Environmental Matters and Asset Retirement Obligations.”

OUR INTELLECTUAL PROPERTY

Many of our brand name products are protected by registered trademarks. Our key trademarks include Cougar®, Lynx® Opaque Ultra, Husky® Opaque Offset, EarthChoice®, Ariva®, Resolute®, Resolute Forest Products® and Resolute Tissue®. These brand names and trademarks are important to our business. Our numerous trademarks have been registered in the U.S. and/or in other countries where our products are sold. The current registrations of these trademarks are effective for various periods of time. These trademarks may be renewed periodically, provided that we, as the registered owner, and/or licensee comply with all applicable renewal requirements, including the continued use of the trademarks in connection with the same or similar goods.

We own U.S. and foreign patents and have several pending patent applications. Our management regards these patents and patent applications as important, but does not consider any single patent or group of patents to be materially important to our business as a whole.

OUR EXECUTIVE OFFICERS

Name	Age	Position and Business Experience
Steve Henry	53

President of the Paper and Packaging Business Unit. Mr. Henry was appointed as President of the Paper and Packaging Business Unit in July 2023. In addition to his role as President of Paper & Packaging, Mr. Henry was also appointed to serve on our Management Board in September 2024. Prior to his current appointment, Mr. Henry served as Domtar’s Executive Vice President and Chief Operating Officer and a member of the former Management Committee leading Domtar’s pulp, paper and packaging operations and commercial functions. He previously also served as Domtar’s Senior Vice President Packaging, Vice President of Strategy and Business Analysis and held various positions at Domtar’s Hawesville, KY pulp and paper mill, including mill general manager. Prior to joining Domtar in 2011, he held a variety of mill and corporate positions at Georgia-Pacific, Weyerhaeuser and International Paper.

Joe Ragan	64

Executive Vice President and Chief Financial Officer of the Company. Mr. Ragan was previously President and Chief Investment Officer of Paper Excellence Group and was appointed to his current role in April 2023. He brings more than 30 years of financial experience to Domtar, having previously served as CFO at several multi-billion-dollar corporations prior to joining Paper Excellence Group in 2020. He has extensive global financial leadership experience, having led all areas of finance including global reporting, treasury, investor relations, international tax, financial analysis/planning, mergers and acquisitions, and internal/external audit in previous positions. He was named CFO of the year in 2007 by the Washington (D.C. metro area) Business Journal, then again in 2008 by SmartCEO magazine.

Luc Thériault	54

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

Richard Tremblay	62

President of the Pulp and Tissue Business Unit. Mr. Tremblay was previously the Senior Vice President, Pulp, Paper and Tissue Operations of one of our predecessor companies until February 2, 2024, when he was promoted to his current role. He previously served as Senior Vice President, Pulp and Paper, from June 2015 to February 2018, and as Senior Vice President, Pulp and Paper Operations, from February 2014 to May 2015. He served as interim Senior Vice President, Pulp and Paper Operations, from November 2013 to January 2014, and as Vice President, Pulp and Paper Operations, from June 2011 to October 2013. Prior to joining Resolute Forest Products in June 2011, he served as General Manager of several mills at Smurfit Stone Container Corporation between 2002 and 2011.

Effective March 1, 2026, we transitioned from a Management Board model to a more focused Executive Committee structure to improve strategic alignment and operational accountability. This governance change does not impact our business model, operating segments, or product offerings.

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

These statements reflect management’s current beliefs and are based on information currently available to management. Our future financial condition and results of operations, as well as any forward-looking statements in this report, are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control and are amplified by current and potential trade and tariff actions affecting the countries where we operate, that could cause actual results to differ materially from historical results.

Accordingly, no assurances can be given that any of the events anticipated by forward-looking statements will occur, or if any do occur, as to what effect they will have on our results of operations or financial condition. These factors include, but are not limited to those discussed in Item 1A “Risk Factors,” and:

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
•
the tariffs announced by the United States government, the retaliatory tariffs and other actions in response announced by other countries, the implementation of new tariffs or future increases in existing tariffs, their impact on the landed sales prices of the products that we manufacture and export and on the cost of the inputs that we import from other countries, and their impact on our overall sales and profitability;
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

ITEM 1A. RISK FACTORS

You should read the following risk factors carefully in connection with evaluating the Company's business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially and adversely affect our business, financial condition, operating results and the actual outcome of matters described in this Annual Report on Form 10-K. While the Company believes it has identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that the Company does not currently know of or believe to be significant, which may adversely affect our business, financial condition or operating results in the future.

Risks Related to our Business

Fluctuations and volatility in the prices of and the demand for the Company’s products due to factors such as economic cyclicality and changes in consumer preferences or trends could have a material adverse effect on its business, results of operations and financial position.

Historically, economic and market shifts, fluctuations in capacity, tariffs or other trade barriers and changes in foreign currency exchange rates have created cyclical changes in prices, demand and margins for the Company’s products. The length and magnitude of industry cycles have varied over time, both by market and by product, but generally reflect changes in macroeconomic conditions and levels of capacity. Any decline or stagnation in macroeconomic conditions could lead to lower sales volumes and reduced margins for the Company’s products. During periods of weak or weakening global economic conditions, the Company would expect any increase in unemployment or lower gross domestic product growth rates to adversely affect demand for its products as its customers delay or reduce their expenditures. For example, during an economic downturn, the Company’s paper products could face more intense pressure from electronic substitution, end consumers may reduce printed newspaper and magazine subscriptions as a direct result of their financial circumstances, contributing to lower demand for the Company's products by its customers. In addition, demand for the Company’s market pulp products is generally associated with the production rates of paper producers, as well as consumption trends for products such as tissue, toweling and absorbent products. An economic downturn in the U.S. or Canada could also negatively affect the U.S. or Canadian housing industry and the repair and remodeling segment, which are significant drivers of demand for the Company’s lumber and other wood-based products.

Most of the Company’s products are commodities that are widely available from other producers. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand.

In addition, consumer preferences and trends are constantly changing based on, among other factors, cost, convenience and health concerns and perceptions and an increased awareness of Environmental, Social and Governance (“ESG”) considerations. These consumer preferences and trends may affect the prices of the Company’s products. The Company results may be adversely affected if the Company fails to anticipate trends that would enable it to offer products that respond to changing customer preferences and technological and regulatory developments.

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

Asset conversion, like its conversion of one of its mills to a containerboard production facility, can be capital intensive and can involve the shutdown of a facility for an extended period, followed by an extended ramp-up and customer certification process. In addition, the success of a conversion depends upon demand over time for the new product relative to the previously produced products, as well as costs and other factors, and there can be no assurance that a particular conversion will be as successful as expected.

The Company may have difficulty obtaining wood fiber at favorable prices, or at all.

Wood fiber is the principal raw material used by the Company’s businesses. The primary source for wood fiber is wood chips and logs for its pulp and paper mills and timber for its wood products business.

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

The Company currently meets its wood fiber requirements by purchasing wood fiber from third parties and by harvesting timber pursuant to its forest licenses and forest management agreements. If the Company’s harvesting rights, under its forest licenses or forest management agreements are reduced, or any third-party supplier of wood fiber, timber or market pulp is unable to sell wood fiber to the Company at a reasonable market price (or at all) for any of the reasons described above, the Company's financial condition or results of operations could be materially and adversely affected.

Inflation or a sustained increase in the cost of the Company’s purchased energy and/or other raw materials and services would lead to higher manufacturing costs, thereby reducing its margins.

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

For the commodity products of the Company, the relationship between supply and demand, rather than changes in the cost of raw materials or purchased energy, will determine the Company’s ability to increase prices. Consequently, the Company may be unable to pass on increases in its operating costs to its customers. Any sustained increase in raw material or energy prices, including due to factors like changing import duties and tariffs, without a corresponding increase in product pricing would reduce the Company’s operating margins and may have a material adverse effect on its business and results of operations.

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

Events such as those listed above can cause personal injury and loss of life, disrupt the Company’s supply chain and impair its ability to manufacture or sell its products and have resulted in operating losses in the past. Any interruption or facility damage could prevent the Company from meeting customer demand for its products as well as require additional resources and/or require unplanned expenditures. If one or more of these machines or facilities were to incur significant downtime, a material adverse effect on the Company’s business, results of operations and financial condition may result. In addition, some of the above hazards can result in, among other things: reputational damage; the imposition of civil or criminal penalties; workers’ compensation claims; and other claims against the Company with respect to workplace exposure, exposure of contractors and others located on or off the Company’s premises.

The Company is subject to physical, financial, regulatory, transition and litigation risks associated with global, regional, and local weather conditions and climate change.

The Company’s operations and the operations of its suppliers are subject to climate variations, which impact the productivity of forests, the frequency and severity of wildfires, the availability of water, the distribution and abundance of species, and the spread of disease or insect epidemics, which in turn may adversely or positively affect timber production and fiber availability. Over the past several years, changing weather patterns and climatic conditions due to natural and man-made causes have added to the unpredictability and frequency of natural disasters such as hurricanes, earthquakes, hailstorms, wildfires, drought, flooding, snow, ice storms, the spread of disease, and insect infestations. Any of these natural disasters or other conditions could also affect woodlands or cause variations in the cost of raw materials, such as virgin fiber. Changes in precipitation could make wildfires more frequent or more severe and could adversely affect timber harvesting. The effects of global, regional and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and any related litigation, could also adversely impact its business and results of operations.

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

Sustainability/ESG reporting frameworks are numerous and evolving rapidly. Sustainability governance, performance and disclosures are reviewed and monitored by customers, stakeholders and ESG scoring service providers using different methodologies, which may impact how stakeholders perceive, justifiably or not, the Company as a debtor, customer, supplier or business partner. In the event that the Company is unable to achieve its stated sustainability targets, goals and commitments or if its sustainability statements were challenged as erroneous, inaccurate or incomplete, whether justified or not, the Company could sustain damage to its reputation and be exposed to litigation and liability. Evolving standards and regulations related to climate change, sustainability and ESG reporting may also result in additional compliance costs, impose strain on its human capital resources, and expose the Company to a new type of credit risk.

The Company could be required to curtail production, shut down machines or facilities, restructure operations or dispose of facilities or business.

The Company is continuously seeking the most cost-effective means and structure to serve its customers and to respond to changes in its markets and declining demand for some of its products and to address productivity issues. Accordingly, from time to time, the Company may curtail production, indefinitely or permanently shut-down machines or facilities, sell non-core assets and otherwise restructure operations to improve competitiveness and profitability. Additionally, new or increased tariffs and/or trade barriers and our response to these tariffs and barriers could limit our ability to offer and deliver our products on a cost-effective basis. As a result, restructuring and divestiture costs have been, and are expected to be, a recurring component of the Company's operating expenses, and may vary significantly from year to year depending on the scope of such activities. Divestitures and restructuring may also result in significant financial charges for the impairment of assets, including intangible assets. Furthermore, such activities may divert the attention of management, disrupt its ordinary operations, and/or result in a reduction in the volume of products produced and sold. There is no guarantee that any such activities will achieve their goals, and if the Company cannot successfully manage the associated risks, its financial condition and results of operations could be adversely affected.

If the Company is unable to offer products certified to globally recognized forestry management and chain of custody standards or meet customers’ product specifications, the Company’s ability to compete may be adversely affected.

Based on market interest and customer requirements, the Company offers a number of its products, including pulp and paper, wood products and tissue, with specific designations in respect of one or more globally recognized forest management and chain of custody certification standards. The Company’s ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond its control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of Company suppliers in timely sharing product information; the adequacy of government-implemented conservation measures; and the existence of territorial disputes between Indigenous Peoples and governments. If the Company is unable to offer such certified products, for which demand is growing, or to meet commitments to supply certified products or meet the product specifications of its customers, the marketability of the Company’s products and its ability to compete with other producers could be adversely affected.

Negative publicity, even if unjustified, could have a negative impact on the Company’s brands and the marketability of its products.

While the Company believes that it has established a reputation for transparent communications, sound social and corporate governance, responsible forestry practices, and overall sustainability leadership, negative publicity, whether or not justified, relating to its operations and its business or to its industry, could tarnish the Company’s reputation or reduce the value of its brands and market demand for its products. In addition, the actions of activists, including legislative initiatives or other campaigns affecting boreal-sourced forest products, whether justified or not, could impede or delay the Company’s ability to access raw materials or obtain third-party certifications with respect to forest management and chain of custody standards that the Company seeks in order to supply certified products to its customers. Activist campaigns could affect the Company’s revenues and require the Company to incur significant expenses and dedicate substantial resources to defend itself, rebuild its reputation, and restore the value of its brands.

The Company is transitioning from certain legacy system applications; during the transition, such legacy systems may be more vulnerable to attack or failure and implementation of the transition may cause disruptions to the Company’s business IT systems.

The Company is transitioning from certain legacy system applications with an integrated business management software platform. Prior to the completion of this upgrading process, the Company may not have supplier or third-party support for legacy systems in the event of failure or required updates, and such legacy systems may be more vulnerable to breakdown, malicious intrusion, and random attack. The Company may also experience difficulties maintaining or replacing the hardware infrastructure required to operate these legacy systems. Such legacy systems, if not properly functioning prior to their replacement, could adversely affect the Company's business.

During the process of replacing legacy systems, the Company could experience disruptions to its business IT systems and normal operating processes because of the projects’ complexity. The potential adverse consequences could include delays, loss of information, decreased management reporting capabilities, damage to the Company's ability to process transactions, harm to its control environment, diminished employee productivity, business interruptions, and unanticipated increases in costs. Further, the Company's ability to achieve anticipated operational benefits from new IT platforms is not assured.

Legal and Regulatory Risks

The Company could incur substantial costs as a result of compliance with, violations of or liabilities under applicable environmental laws and regulations. It could also incur costs as a result of asbestos-related personal injury litigation.

The Company is subject to a wide range of general and industry-specific laws and regulations in the U.S. and Canada, relating to pollution and the protection of the environment and natural resources as well as several requirements stipulated in its facilities’ permits, including those governing air emissions, greenhouse gases, water usage, wastewater discharges, harvesting, silvicultural activities, storage, management and disposal of hazardous substances and wastes, the investigation and cleanup of contaminated sites, landfill and wastewater treatment system operation and closure obligations, forest management and operations, endangered species and their habitat, health and safety matters, carbon pricing and climate change. In particular, the pulp and paper industry in the U.S. is subject to the United States Environmental Protection Agency’s (“EPA”) Cluster Rules.

The Company has incurred, and expects that it will continue to incur, significant capital, operating and other expenditures complying with applicable environmental laws and regulations as a result of remedial obligations. The Company could also incur substantial costs, such as civil, administrative or criminal fines, sanctions and enforcement actions (including orders limiting its operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), cleanup and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. The Company’s ongoing efforts to identify potential environmental concerns that may be associated with its past and present properties may lead to future environmental investigations. Those efforts may result in the determination of additional environmental costs and liabilities that cannot be reasonably estimated at this time.

As the owner and operator of real estate, the Company may be liable under environmental laws for cleanup, closure and other damages resulting from the presence and release of hazardous substances, including asbestos, on or from its properties or operations, including properties that it no longer owns. The amount and timing of environmental expenditures is difficult to predict, and, in some cases, the Company’s liability may be imposed without regard to contribution or to whether it knew of, or caused, the claimed release of hazardous substances and may exceed forecasted amounts or the value of the property itself. The discovery of additional contamination or the imposition of additional cleanup obligations at the Company’s or third-party sites may result in significant additional costs. Any material liability the Company incurs could adversely impact its business and financial condition.

In addition, the Company may also be liable under health and safety laws for exposures of employees, contractors and other persons to substances and waste on or from its current or former properties or injuries, including asbestos-related claims arising out of exposure to asbestos on or from such properties or operations and may incur substantial costs as a result of any defense, settlement, or adverse judgment in ensuing litigation. The Company may not have access to adequate insurance proceeds to cover costs associated with asbestos-related personal injury litigation.

Enactment of new environmental laws or regulations or changes in existing laws or regulations, or interpretation thereof, might require significant expenditures. For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies”. The Company may be unable to generate funds or other sources of liquidity and capital to cover its overall environmental liabilities or expenditures.

The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, results of operations and financial condition.

In addition to environmental laws, the Company’s business and operations are subject to a broad range of regulation under a wide variety of U.S. federal and state and Canadian laws, regulations and other government requirements, including, those relating to antitrust and competition laws, financial reporting and disclosure obligations, custom, tariffs and trade, timber and water rights, occupational health and safety laws, data privacy, pension, benefit plans, labor and employment laws, the manufacture and sale of consumer products, including product safety and liability, and the rights of Indigenous Peoples, among others. Many of these laws and regulations are complex and subject to evolving and differing interpretation. Compliance with these laws and regulations, including changes to them or their interpretations or enforcement, or introduction of new laws and regulations, including without limitation, higher tariffs or new barriers to entry, has required in the past, and could require in the future, substantial expenditures by the Company and adversely affect its results of operations. In addition, noncompliance with laws and regulations could significantly damage and require the Company to spend substantial amounts of money to rebuild its reputation which may have a material adverse effect on the Company’s results of operations and financial condition.

The Company's ability to comply with such laws and regulations often depends, at least in part, on compliance by independent third parties, such as contractors and agents it retains to provide services. For example, its compliance with customs requirements for international shipments depends in part on compliance by its customs brokers, sureties, transportation companies, and external advisors, in addition to its own employees and consultants, and the Company could be liable for noncompliance by any of them, even if inadvertent. Failure to comply with laws and regulations can also be the result of unintended consequences, such as unforeseen consequences of information technology modifications, upgrades, or replacements. Although the Company strives to comply with all applicable laws and regulations, no company can assure that it will successfully prevent, detect, and/or remediate all potential instances of non-compliance. Any failure on our part to do so could be material, require substantial expenditures, and adversely affect its results of operations and financial condition.

For additional information, refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies.”

Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions.

The Company produces products in the U.S. and Canada and sells products worldwide. Under trade and investment treaties and domestic trade laws, custom duties (also called tariffs) can be imposed by national governments where imports are “dumped” or “subsidized” and such imports cause material injury, or an imminent threat of injury, to a domestic industry. International trade laws also generally provide that national governments can adopt countervailing measures, including countervailing duties, regarding imported products that are subsidized through foreign government programs under certain circumstances. A trade remedy investigation or proceeding may involve allegations of either dumping, subsidization, or both, which are generally initiated at the request of local producers. Where injurious dumping is found, the trade remedy is typically an anti-dumping duty order. Where injurious subsidization is found, the trade remedy is typically a countervailing duty order. In principle, a tariff equal to the amount of dumping or subsidization, as applicable, should be imposed on the importer of the product. Tariffs can be legally challenged before local or international review bodies, but national governments will generally continue levying deposits on estimated customs duties during the pendency of such review proceedings, which can span over many years. Legal rules applicable to tariffs could also be modulated should certain national governments amend their legislation or withdraw from international treaties on tariffs, or in the event such international treaties are renegotiated or terminated. Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require the Company to change the way it conducts business and adversely affect its results of operations, financial condition and reputation, as well as our relationships with customers, suppliers and employees in the short- or long-term. Likewise, changes in laws and policies governing manufacturing, development and investment in the territories or countries where we currently conduct business could adversely affect our business.

In 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but with much higher rates for many. While Canada was not exempt, goods compliant with the United States-Mexico-Canada Agreement (“USMCA”) are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcement and deferred or limited implementation in certain instances. It is unclear what additional changes in tariffs will be implemented.

These actions are expected to result in retaliatory measures on U.S. goods. If maintained, such tariffs and the potential escalation of trade disputes could pose a significant risk to our business and would affect our revenue and cost of goods sold. The extent and duration of the tariffs and the resulting impact on general economic conditions and on the Company’s business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. Further, actions the Company take to adapt to new tariffs or trade restrictions may cause the Company to modify its operations or forgo business opportunities.

In addition, national governments could also impose non-tariff measures to restrict the import of some or all of the Company's imported products, such as quotas, tariff-rate quotas, import bans, licensing regimes, price bands or targeted domestic taxes. While such non-tariff measures could be legally challenged under existing trade treaties, non-tariff measures adopted by countries where the Company sells its products could materially affect its cash flow, and the competitive position of its operations relating to the affected products.

The Company is subject to countervailing and anti-dumping duty orders on the vast majority of its U.S. imports of softwood lumber products produced at its Canadian sawmills, which could materially affect its results of operations and cash flows.

Most of the Company's imports to the U.S. of softwood lumber products produced in Canada are subject to orders requiring the Company to pay cash deposits to U.S. Customs for estimated countervailing and anti-dumping duties. These cash deposit requirements are the result of petitions filed, shortly after the 2006 Softwood Lumber Agreement expired in October 2015, by U.S. softwood lumber products producers and forest landowners with U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission.

All countervailing and anti-dumping duty orders issued by Commerce in the present softwood lumber dispute have been appealed before a binational review panel established under the North American Free Trade Agreement and its successor the USMCA, or before the U.S. Court of International Trade. Deposits paid to U.S. Customs in each period of review of the present dispute will not be converted into actual duties unless and until appeals have been exhausted for the corresponding period of review.

The Company has been required to pay cash deposits for estimated countervailing duties and anti-dumping duties on most of its U.S. imports of softwood lumber products produced at its Canadian sawmills since April 28, 2017, and June 30, 2017, respectively. Subsequently, Commerce maintained cash deposits at varying rates as a result of annual administrative reviews; following the initial investigation, six administrative reviews were initiated and further administrative reviews could be initiated for years to come. As of December 31, 2025, the rates for estimated countervailing and anti-dumping duties applicable to the Company's U.S. imports of softwood lumber products were 14.63% and 20.53%, respectively and cumulatively. These rates will apply until Commerce sets new duty rates in subsequent administrative reviews, or until new rates are set on appeal through a remand determination by the binational review or by a U.S. court. On February 21, 2025, Commerce published a notice initiating the seventh administrative reviews of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in such seventh administrative reviews.

On October 14, 2025, the United States government implemented an additional 10% ad valorem tariff on imports of softwood lumber products from Canada under Section 232 of the Trade Expansion Act of 1962. This tariff is in addition to the existing countervailing and anti-dumping duties, which currently total approximately 35.16%, resulting in a combined duty rate of approximately 45.16% on affected exports. These tariffs materially increase the cost of exporting softwood lumber to the U.S. The increased duties may adversely affect our pricing competitiveness and reduce demand for our wood products.

The Company cannot provide any assurance regarding the estimated or final duty rates that may be determined by Commerce in its future administrative reviews. During any period in which the Company’s U.S. imports of softwood lumber products from its Canadian sawmills are subject to countervailing or anti-dumping cash deposit requirements or duty requirements, its cash flows and the competitive position of those products and its related Canadian operations could be adversely affected to a material degree.

The Company is and may become a party to a number of legal proceedings, claims, governmental inquiries, investigations, and other disputes, and adverse judgments could have a material adverse effect on its financial condition.

The Company may become involved in various legal proceedings, claims, governmental inquiries, investigations, and other disputes in the normal course of business. These could include, for example, matters related to contracts, transactions, commercial and trade disputes, taxes, environmental and climate change issues, activist’s claims for damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, intellectual property, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the outcome of these matters is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Legal proceedings that the Company believes could have a material adverse effect if not resolved in its favor, or that the Company believes to be significant, are discussed in Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies.” However, the Company’s periodic reports do not disclose or discuss all matters of which it is aware. If the Company assessment of the probable outcome or immateriality of any matter proves incorrect, the Company may face an unaccrued loss, and its results of operations and financial condition could be adversely impacted.

Some matters that the Company may be involved in from time-to-time involve from claims brought by us against various parties, including customers, suppliers, governments or governmental agencies, activists and others. Even if such a matter may not involve a claim for damages or other penalty or remedial action against us, such a matter could nevertheless adversely affect its relationships with those its claim against and third parties.

Financial Risks

The Company has significant levels of debt and may incur substantially more debt. This could increase risks associated with its leverage.

Net indebtedness, consisting of bank indebtedness, long-term debt and debt due to related party, net of cash and cash equivalents and restricted cash, was $2,781 million as of December 31, 2025, compared to $2,541 million as of December 31, 2024. The Company’s net indebtedness level is mainly due to the Resolute Forest Products acquisition. The Company may incur substantial additional indebtedness in the future. Although the Company’s debt agreements contain restrictions on the incurrence of additional secured and unsecured indebtedness, these restrictions are subject to a number of qualifications and exceptions, and additional indebtedness incurred in compliance with these restrictions could be substantial. Refer to Item 8, Financial Statements and Supplementary Data, under Note 17 “Long-Term Debt”, for more details.

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

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,781 million as of December 31, 2025. A substantial majority of this amount, approximately $1.9 billion, matures in 2028. The Company’s ability to make payments on and refinance its debt, including the Company’s secured and unsecured long-term notes, its First Lien Term Loan Facility, its Farm Credit Term Loan and its Bank Term Loan and amounts borrowed under its ABL Revolving Credit Facility, if any, and other financial obligations and to fund its operations will depend on its ability to generate substantial operating cash flows. The Company’s cash flow generation will depend on its future performance, which will be subject to prevailing economic conditions and to financial, business and other factors, many of which are beyond its control.

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

Borrowings under the Company's ABL Revolving Credit Facility and under its First Lien Term Loan, Farm Credit Term Loan and Bank Term Loan bear interest at rates that are calculated based on SOFR or a base rate plus, in each case, an applicable margin. As a result, the Company is exposed to risks associated with an increase in interest rates, including if the U.S. Federal Reserve raises its benchmark interest rate. The Company may utilize derivative financial instruments, such as interest rate swaps, to manage its interest rate risk. There can be no assurance, however, that increases in interest rates will not adversely affect the Company’s business, results of operations and financial position, by causing an increase in interest expense. Significantly higher interest rates may also, among other things, reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness.

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

The Company’s future funding obligations for its defined benefit pension plans depend upon changes to the level of benefits provided by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine minimum funding levels, actuarial data and experience, and any changes in applicable laws and regulations. The Company also has significant liabilities related to unfunded plans which are subject to their underlying actuarial assumptions.

It is also possible that regulators, including Canadian provincial pension regulators, could attempt to compel additional funding of certain of the Company's pension plans, including its Canadian registered pension plans, in respect of plan members associated with sites it formerly operated. On June 12, 2012, one of our subsidiaries filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (or, the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is barred under the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit, which could reach up to $109 million ($C150 million), within those plans, would have to be funded if the Company does not obtain the relief sought. Refer to Item 8, Financial Statements and Supplementary Data, under Note 19 “Commitments and Contingencies”, for more details. At this time, the Company cannot estimate the additional contributions, if any, that may be required in future years, but they could be material.

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

The Company recorded significant deferred income tax assets relating to our Canadian operations in our Consolidated Balance Sheet as of December 31, 2025. If, in the future, the Company determines that it is likely that we will be able to recognize these deferred income tax assets as a result of sustained cumulative losses in our Canadian operations, the Company could be required to record additional valuation allowances for the portion of the deferred income tax assets that is less likely to be realized. Such valuation allowances, if taken, would be recorded as a charge to income tax expense and would adversely impact its results of operations.

Market Risks

The Company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business and results of operations.

The Company competes with domestic and global producers and, for many of its product lines with global producers that may have greater financial resources and lower production costs than the Company. The principal basis for competition is selling price. Because the markets for the Company’s products are highly competitive, actions by competitors can affect the Company's ability to compete and the volatility of prices at which its products are sold. For example, favorable market price conditions of wood, pulp or paper products could attract investment from competitors, including the reopening of plants in markets where the Company competes, which in turn could have an adverse impact on the Company’s sales, results of operations and financial condition.

The Company’s ability to maintain satisfactory margins depends largely on its ability to control its costs. The Company's industries also are particularly sensitive to other factors including innovation, design, quality and service, with varying emphasis on these factors depending on the product line. The Company cannot provide assurance that it will compete effectively and maintain current levels of sales and profitability, and any failure to do so could have a material adverse effect on its business, results of operations and financial condition.

Conditions in the global geopolitical and economic environment, including protectionist trade policies such as tariffs, and/or other events, may adversely affect the Company’s business, results of operations and financial condition.

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

The Company has manufacturing operations in the U.S. and Canada and sells products globally. As a result, it is exposed to movements in foreign currency exchange rates. The Company sells its products mainly in transactions denominated in U.S. dollars, but it also sells in other currencies, including the Canadian dollar, the euro, and the pound sterling. Certain assets and liabilities, including a substantial portion of the Company’s net pension and other postretirement benefit obligations and its deferred income tax assets, are denominated mainly in Canadian dollars and are thus exposed to foreign currency movements. The Company’s earnings are affected by increases or decreases in the value of the Canadian dollar relative to the U.S. dollar. Additionally, there has been, and may continue to be, unpredictable volatility in currency exchange rates. The Company’s risk management policy allows the hedging of a significant portion of its cash flow exposure against fluctuations in the value of the Canadian dollar relative to other currencies, but there can be no assurance that the Company will be fully protected against substantial foreign currency fluctuations. Currency exchange rates could adversely affect the Company’s business, results of operations and financial condition.

The Company is subject to the potential loss of important customers or a significant change in customer relationships or in customer demand for its products, as well as accounts receivable credit risk exposure, which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s ten largest customers represented approximately 28% of its sales in 2025. Losing important customers, decreases in demand for products from an important customer or increases in accounts receivable credit risk exposure due to financial difficulties of its customers, could materially adversely affect the Company’s business, financial condition or results of operations.

General Risks

Large-scale disruption of social and commercial activity and financial markets, such as has occurred in the past due to pandemic conditions, could have a material adverse effect on the Company’s business operations, results of operations, cash flows and financial condition.

Major external events, including pandemic conditions that result in large-sale disruption of social and commercial activity, such as business closures and social restrictions, could adversely impact our volumes, costs and operational execution. If such conditions were to be severe, resulting in a broad-based economic downturn, it may have a material adverse impact on our business operations, results of operations, cash flows and financial condition and hinder our ability to grow our business and otherwise execute our business strategy.

The Company’s financial results could be affected by changes in U.S. and foreign tax laws or in the mix of its U.S. and foreign earnings, as well as adjustments to its estimates of uncertain tax positions or results from audits by U.S. or foreign tax authorities.

The Company is subject to U.S. and foreign tax laws and regulations. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political and other conditions, and significant judgment is required in evaluating and estimating its provision and accruals for these taxes. International tax norms governing each country’s jurisdiction to tax cross-border international trade have evolved partly due to the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and supported by the G20. Changes in these laws and regulations, or any change in the position of tax authorities regarding their application, administration or interpretation could adversely affect the Company’s financial results. In addition, countries continue to enact changes to tax laws affecting multinational corporations, including the U.S. Tax Cuts and Jobs Acts (“U.S. Tax Reform”) enacted in 2017, the “One Big Beautiful Bill Act,” enacted in July 2025, and Organization for Economic Co-operation and Development's inclusive Framework on Base Erosion and Profit Shifting - Pillar Two, including applicable safe harbor provisions that further changes global taxation and could materially impact our financial results.

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

The Company relies on patent, trademark and other intellectual property laws of the U.S. and other countries to protect its intellectual property rights. However, the Company may be unable to prevent third parties from using its intellectual property without its authorization, which may reduce any competitive advantage it has developed. If the Company had to litigate to protect these rights, such proceedings could be costly, and it may not prevail. The Company cannot guarantee that any U.S. or foreign patents, issued or pending, will provide it with any competitive advantage or will not be challenged by third parties. Additionally, the Company has obtained and applied for U.S. and foreign trademark registrations and will continue to evaluate the registration of additional service marks and trademarks, as appropriate. The Company cannot guarantee that any of its pending patent or trademark applications will be approved by the applicable governmental authorities and, even if the applications are approved, third parties may seek to oppose or otherwise challenge these registrations. The failure to secure any pending patent or trademark protections may limit the Company’s ability to protect the intellectual property rights that the relevant applications are intended to cover.

Difficulties in the Company's employees’ relations or difficulties identifying, attracting, and retaining employees, could lead to operational disruptions or increased costs.

The success of the Company is substantially dependent, in part, on maintaining good relations with its employees and minimizing employee turnover and on the efforts and abilities of its key personnel, including its executive management team, to develop and implement its business strategies and manage its operations. Work stoppages, excessive employee turnover, or difficulty in attracting and retaining employees, particularly for work in remote locations and certain positions with specialized skill sets, could lead to operational disruptions or increased costs. The failure to retain key personnel or to develop successors with appropriate skills and experience for key positions in the Company could adversely affect the development and achievement of critical organizational strategies, goals and objectives. In addition, as experienced workers retire, the Company could encounter loss of institutional knowledge and specialized skills sets, which could lead to operational disruptions or increased costs. There can be no assurance that the Company will be able to retain or develop the key personnel it needs, and any failure to do so may adversely affect its business, results of operations and financial condition.

The Company's operations could be adversely affected by disruptions to its IT systems.

The Company’s IT systems, some of which are dependent on services provided by third parties, serve an important role in the efficient operation of its business. The protection of customers, employees and company data is critical to the Company’s business. This role includes ordering and managing materials from suppliers, managing its inventory, converting materials to finished products, facilitating order entry and fulfillment and processing of transactions, summarizing and reporting its financial results, facilitating internal and external communications, administering human resources functions, retaining certain personal information and providing other processes necessary to manage its business. The failure of the Company’s IT systems, including any failure of the Company’s current systems and/or as a result of transitioning to additional or replacement IT systems, as the case may be, to perform as the Company anticipates could disrupt the Company’s business and could result in, among other things, transactions errors, processing inefficiencies, disruption of production and/or deliveries, loss of data and the loss of sales and customers, which could have a material adverse effect on the Company’s business, results of operations and financial position, and the effectiveness of its internal control over financial reporting could be negatively impacted. Additionally, the regulatory environment surrounding information security data privacy and data protection is evolving and becoming increasingly restrictive.

The Company is exposed to the risk of cybersecurity incidents in the normal course of business. Cyber incidents may be deliberate attacks attempting for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company’s control, including, but not limited to, natural disasters, terrorist attacks, power and/or telecommunications failures, computer viruses, hackers and other security issues. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company’s risk to these vulnerabilities, including protection of confidential or personal information, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Cybersecurity and privacy related incidents and vulnerabilities may remain undetected for an extended period of time. The Company’s IT systems have been, and will likely continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing and other cyber-incidents, none of which, to the Company’s knowledge, have had a material impact on its business information systems or operations. The Company cannot guarantee that its security efforts will prevent breaches or breakdowns to its IT systems or those of its third-party providers. Potential consequences of a material cyber incident, which could result in confidential or personal information being accessed, obtained, damaged or used by unauthorized or improper persons, include damage to the Company’s reputation, litigation, inefficiencies or production downtimes and increased cyber security protection and remediation costs. Such consequences could have a negative impact on the Company’s ability to meet customers’ orders, resulting in a delay or decrease to its revenue and a reduction to its operating margins. Recent developments in cybersecurity and privacy legislation in different jurisdictions are imposing additional obligations on the Company and could expand its potential liability in the event of a cybersecurity or privacy incident.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We are committed to our goal of protecting sensitive business-related and personal information, as well as our information systems. We are subject to numerous and evolving cybersecurity risks that could adversely and materially affect our business, results of operations and financial condition.

We have implemented a cybersecurity risk management program based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework to assess, identify and manage cybersecurity risks that may result in material adverse effects on the confidentiality, integrity and availability of our business and information systems.

Our program includes regular risk assessments, penetration testing performed by our internal team and independent third parties, patch management, and vulnerability scanning to identify potential threats and vulnerabilities. We have also implemented a robust security awareness program that includes regular phishing tests and requires employees to undergo annual security awareness training. Our cybersecurity strategy is focused on establishing the zero-trust security model to protect our information assets’ confidentiality, integrity, and availability. We also have an incident response process and various incident response plans that are designed to provide timely and effective actions in the event of a cybersecurity incident. Our incident response plan includes procedures for determining the root cause and impacts of the incident, containment actions to mitigate the impacts, and notifying affected parties.

With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into any contractual agreement.

Despite our efforts, we recognize that no system is completely secure, and our main material cybersecurity risks are related to ransomware attacks, phishing attacks, insider threats, and third-party attacks. We monitor our systems against these risks and adjust our cybersecurity strategy accordingly. The Company’s IT systems have been, and likely will continue to be, subject to computer viruses or other malicious codes, unauthorized access attempts, phishing, and other cyber-incidents, none of which, to our knowledge, has had a material impact on our business information systems or operations. While we cannot guarantee that our security efforts will prevent breaches or breakdowns to our IT systems or those of our third-party providers, we have a robust disaster recovery process that is tested annually. For more information about cybersecurity risks, see the Risk Factors discussion in Item 1A of this Form 10-K.

Governance

Our senior management team reviews cybersecurity protocols and risks as part of their oversight and execution of the Company’s business operations and strategy. The Company’s senior management, with the support of relevant committees, oversees risk management to ensure that the processes designed, implemented and maintained by our executives are functioning as intended and adapted when necessary to respond to changes in our Company’s strategy as well as emerging risks. We have established oversight mechanisms intended to provide effective cybersecurity governance, risk management and timely incident response.

ITEM 2. PROPERTIES

Our corporate co-headquarters are located in Fort Mill, South Carolina and Montreal, Quebec. Our co-headquarters are owned or leased and house certain executive offices, business units, and our administrative, finance, legal, IT and human resources functions.

Production facilities

We own substantially all of our production facilities. As of December 31, 2025, we operated manufacturing and processing facilities in the U.S. and Canada. Our paper manufacturing operations are supported by converting and forms manufacturing operations (including a network of plants located offsite from our paper making operations) as well as sales offices, regional replenishment centers and warehouse facilities located in the U.S. and Canada. For more information on our production facilities, refer to Item 1, Business, under the “Our Operation” section.

We lease substantially all of our sales offices, regional replenishment centers and warehouse facilities. We believe our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all of the equipment used in our facilities.

Approximately 59% of our paper production capacity is in the U.S. and 41% is in Canada. Approximately 69% of our pulp production capacity is in the U.S. and 31% is in Canada. All our tissue production capacity is in the U.S. Approximatly 87% of our sawmills mechanical capacity is in Canada and 13% in the U.S.

Forestlands

We have access to fiber from 39 million acres of public forestlands in Canada that are licensed and regulated by the provincial and federal governments. Subject to our ability to maintain the subject licenses, we believe that these forestlands will provide a continuous supply of wood sufficient to meet the Company’s foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. The Company periodically reviews the status of these legal proceedings, assesses the likelihood of any adverse judgments or outcomes, and analyzes the probability of losses. Although the final outcome of any legal proceeding is subject to a number of variables and cannot be predicted with any degree of certainty, management believes that the ultimate outcomes of current legal proceedings will not have a material adverse effect on the Company’s long-term results of operations, cash flow or financial condition. An unanticipated adverse outcome in one or more significant legal proceedings could have a material adverse effect on the Company’s results of operations and financial condition in a given quarter or year, however.

For a discussion of commitments, legal proceedings and related contingencies, refer to Item 8, Financial Statements and Supplementary Data under, Note 19 “Commitments and Contingencies”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2025, there were no publicly traded common shares of Domtar Corporation.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in any forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Outlook”, in Item 1, Business, under “Forward-looking statements”, as well as in Item 1A, Risk Factors, in this report. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our website, www.domtar.com, is not incorporated by reference into this Form 10-K and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air-dry metric ton, and the term “MBF” refer to million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars.

For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 27, 2025).

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent Events and Items Affecting Comparability of Financial Results

Tariffs

In 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but which much higher rates for many. While Canada was not exempt, goods compliant with the USMCA are not subject to these additional tariffs. Multiples nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment continues to be dynamic, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

Refer to Part 1, Item 1A Risks Factors “Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions” for discussion of some of the risks associated with tariffs.

Acquisitions and Divestitures

Transfer of power generation assets

On September 8, 2025, we transferred certain power generation assets to Paper Excellence Canada Holdings Corporation, an affiliated company, for consideration of $62 million, through the issuance of interest-bearing notes, in the principal amounts of $47 million and $15 million (the “Agreement”).

Sale of Espanola, Ontario mill

On October 17, 2025, we completed the sale of our Espanola facility.

Sale of Forest Products Mauricie, Quebec sawmill

On July 1, 2025, we completed the sale of the Forest Products Mauricie (“FPM”) sawmill, for a purchase price of $15 million, resulting in a gain of $9 million.

Acquisition of New Receiptco Opco LLC (“Iconex Paper”)

On November 1, 2024, we acquired Iconex Paper for a purchase price of $208 million in cash. Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial services from its four North American locations in Arizona, Kansas, Tennessee, and Virginia. The Nogales, Mexico converting facility was closed in 2025. For the year ended December 31, 2024, we recognized $3 million of transaction related costs associated with this acquisition. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) in the line item entitled Transaction Costs.

Sale of El Dorado, Arkansas sawmill

On August 1, 2024, we sold our sawmill located in El Dorado, Arkansas, to Anthony Forest Products Company, LLC, an affiliate of Canfor Corporation, for a purchase price of $73 million in cash, subject to customary adjustments. For the year 2024, we recorded a gain on disposal of assets of $5 million.

Closure and Restructuring and Impairment of Long-Lived Assets

Idling of Coosa Pines, Alabama mill

On March 24, 2026, we announced that we will indefinitely idle operations at our Coosa Pines, Alabama, facility in May 2026. This idling will reduce our annual market pulp production capacity by approximately 270,000 air-dried metric tons and will result in a workforce reduction of approximately 285 employees.

Costs in connection with the closure of the Coosa Pines fluff pulp mill are expected to be incurred largely in the first quarter of 2026. The closure is expected to result in an aggregate pre-tax earnings charge of approximately $45 million, of which an estimated $23 million are non-cash charges related to the write-off of the carrying amount of the equipment, related spare parts and inventory, an estimated $7 million are cash charges related to severance, employee benefits and termination costs and an estimated $15 million charge for other closure and cleanup costs.

Impairment of long-lived assets

In the fourth quarter, we initiated a process to pursue the sale of a portfolio of non‑core pulp and paper assets. Based on this review, we identified indicators of impairment at those operations for the year ended December 31, 2025.

In connection with the indefinite closure and temporary production curtailment announcements in response to weaker lumber demand conditions, increased countervailing and anti-dumping duties, the introduction of a 10% U.S. tariff in the fourth quarter on Canadian-origin softwood lumber products exported to the U.S., and ongoing economic uncertainty, we determined there were indicators of impairment at certain of our Wood Products lumber operations for the year ended December 31, 2025.

A discounted cash flow model was used to estimate the fair value of the Wood Products impaired asset groups. The fair values of Paper and Packaging as well as the Pulp and Tissue impaired asset groups were derived from indicative non-binding offers from potential buyers.

As a result of these assessments, we recorded impairment charges of $185 million in the Paper and Packaging segment, $136 million in the Wood Products segment, $30 million in the Pulp and Tissue segment, and $3 million as corporate charges for the year ended December 31, 2025. These charges were recorded under Impairment of long‑lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Power generation assets impairment costs

On September 8, 2025, we transferred certain power generation assets to Paper Excellence Canada Holdings Corporation, an affiliated company. As a result, in 2025, we recorded $7 million of write-off of off-market contracts and $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Cost reduction measures

On August 20, 2025, as a result of a strategic review of our operations, we announced the indefinite idling of the Grenada, Mississippi, newsprint mill and the closure of our Addison, Illinois, and Nogales, Mexico, converting facilities. The Nogales facility ceased operations in August, while the Grenada mill and the Addison facility ceased operations in September.

In 2025, we recorded $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $18 million of write-off of inventory, $8 million of severance and termination costs and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst

On January 25, 2024, we announced the indefinite curtailment of the Crofton mill paper operations. On December 2, 2025, we announced the permanent closure of operations at the Crofton pulp mill. While the pulp production is being discontinued, we continue to manage the site in compliance with all applicable environmental and other laws and we are exploring a variety of possibilities for the future of the site.

As a results, for the year 2025, we recorded $10 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $8 million of accelerated depreciation under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

For the year 2025, we also recorded $17 million of severance and termination costs, $19 million of write-off of inventory, and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $4 million of severance and termination costs and $2 million of write-off of inventory).

Espanola

In 2023, the mill was idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The paper machines were shut down in early 2024.

On October 17, 2025, we completed the sale of our Espanola facility. As a result, for the year ended December 31, 2025, we recorded $12 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For the year 2025, we also recorded reversals of $1 million of environmental closure costs and $1 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the year 2024, we recorded $2 million of inventory obsolescence, $1 million of severance and termination costs, and $2 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

Other Costs

During 2025, other costs related to previous and ongoing closures and restructuring included $3 million of severance and termination costs and $11 million of other costs (2024 - $2 million of severance and termination costs and $12 million of other costs).

OVERVIEW

We design, manufacture, market and distribute a wide variety of fiber-based products including paper, market pulp, wood products and tissue, which are marketed in over 90 countries. We are the largest integrated manufacturer and marketer of uncoated freesheet paper and uncoated mechanical papers in North America as well as a leading global producer of newsprint, fluff, recycled and softwood pulp. We own or operate manufacturing facilities, including pulp and paper mills, tissue facilities and sawmills in the U.S. and Canada. Our paper and tissue manufacturing operations are supported by converting and forms manufacturing operations.

Organizational structure

Our organizational structure comprises Business Units and a Corporate function. We manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue, and Wood Products.

Paper and Packaging: Design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers as well as fluff and softwood pulp. We are the largest integrated manufacturer and marketer of uncoated freesheet paper in North America. We are also an important supplier of specialty and packaging papers.

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

Our segment measure of profit (operating income (loss)) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) before income taxes and equity losses, interest expense, and non-service components of net periodic benefit cost. Corporate expenses are allocated to our reporting segments with the exception of certain discretionary charges and credits, which we present under “Corporate and Other” and do not allocate to the segments.

2025 HIGHLIGHTS

For the year ended December 31, 2025, we reported operating loss of $395 million, compared to operating income of $218 million for the year ended December 31, 2024. The decline in operating performance primarily reflects the challenging global market conditions that persisted throughout 2025 across all three of our Business units. Market demand was weaker than anticipated for most of the year due to continued economic uncertainty, including softer consumer sentiment, the impact of tariffs, and a slowdown in housing starts, all of which contributed to reduced volumes and margin pressure.

The decrease of $613 million from an operating income to an operating loss, is in part driven by an impairment of long-lived assets of $375 million recorded in 2025. In addition, in 2025, we recognized $80 million of closure and restructuring costs mostly related to the idling of our Crofton pulp mill as well as other cost reduction measures, compared to $30 million of closure and restructuring costs in 2024 mostly related to paper machine closures in 2024. When we compare 2025 to 2024, we had higher input costs, lower volume of pulp and paper, higher maintenance costs, higher freight costs, lower production as well as higher U.S. duties and tariffs for our wood products, partially offset by higher average selling prices for the majority of our products, favorable impact of a lower Canadian dollar on our Canadian dollar denominated expenses, the inclusion of our Iconex business acquired in the fourth quarter of 2024 as well as lower selling, general and administrative costs.

These and other factors that affected the comparison of financial results are discussed in the consolidated results of operations and segment review.

Economic conditions and uncertainties

The markets in which our businesses operate are highly competitive and include well-established domestic and foreign manufacturers. Most of our products are commodities that are widely available from other producers as well. Because commodity products have few distinguishing qualities from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand. For our pulp and paper products, we also compete on the basis of product quality, breadth of offering and service solutions. Further, as a paper company, we compete against electronic transmission and document storage alternatives. As a result of such competition, we are experiencing ongoing decreasing demand for most of our existing paper products. The pulp market is highly fragmented as well, with many manufacturers competing worldwide. Competition in the pulp market is primarily based on product quality and price.

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the U.S. government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the U.S. and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and developments are likely over the next several months, particularly as the U.S. negotiates with trade partners.

Implementation of new tariffs or increases in existing tariffs likely will have an adverse impact on our business. As noted above, we operate in a highly competitive environment, and tariffs that either increase our landed sales prices or our manufacturing costs make our products less competitive relative to those that are not subject to these impacts. Our main export markets from the United States are: China, Canada and Mexico and from Canada, our main export market is the United States. We continue to actively evaluate the potential impacts of the announced tariffs on our business as well as our ability to mitigate impacts as they arise. The tariff environment is volatile and unpredictable, however, and such impacts may be significant in the future.

OUTLOOK

For 2026, we expect demand for paper to remain stable relative to 2025 levels, with modest improvements anticipated in pulp demand. We also expect some recovery in our pulp and paper pricing. We will continue to actively manage our inventory levels and align our production with our customer demand. In our Wood Products business, soft demand in the U.S., combined with the implementation of additional 10% tariff on lumber exports to the U.S., has created challenging market conditions and contributed to a significant reduction in the North American lumber capacity. Despite near-term pressure, we remain confident on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to marginally increase year over year. We will continue to monitor the recent Middle-East conflict (March 2026), which is driving increases in energy prices, supply and shipping disruptions, inflationary pressures, and broader supply chain uncertainty. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change depending on broader macroeconomic developments.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our 12 months ended December 31, 2025, and 2024, sales, operating income (loss) and other information relevant to the understanding of our results.

	Year ended December 31, 2025	Year ended December 31, 2024
(In millions of dollars, unless otherwise noted)

Sales	$6,943	$7,154
Operating Expenses
Cost of sales, excluding depreciation and amortization	6,197	6,267
Depreciation and amortization	339	336
Selling, general and administrative	354	365
Impairment of long-lived assets	375	—
Closure and restructuring costs	80	30
Transaction costs	—	3
Other operating income, net	(7)	(65)
	$7,338	$6,936
Operating (loss) income	$(395)	$218
Interest expense, net	237	237
Non-service components of net periodic benefit cost	(16)	(20)
(Loss) earnings before income taxes	$(616)	$1
Income tax expence	188	18
Net (loss) earnings	$(804)	$(17)

Sales, per segment
Paper and Packaging	$4,679	$4,727
Pulp and Tissue	1,378	1,510
Wood Products	960	1,006
Total for reportable segment	$7,017	$7,243
Intersegment sales	(74)	(89)
Consolidated sales	$6,943	$7,154

Operating (loss) income, per segment
Paper and Packaging	$(1)	$331
Pulp and Tissue	(92)	53
Wood Products	(183)	(113)
Total for reportable segment	$(276)	$271
Corporate and Other	(119)	(53)
Consolidated operating (loss) income	$(395)	$218

	At December 31,	At December 31,
	2025	2024
Total assets	$6,658	$7,316
Total long-term debt, including current portion and due to related party	$2,832	$2,630

In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the 12-month periods ended December 31, 2025 and 2024. The

12-month periods are also referred to as 2025, and 2024. References to notes refer to footnotes to the consolidated financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data.

	Year ended December 31, 2025	Year ended December 31, 2024	Variance 2025 vs. 2024
FINANCIAL HIGHLIGHTS
(In millions of dollars, unless otherwise noted)
Sales	$6,943	$7,154	$(211)
Operating (loss) income	(395)	218	(613)
Net (loss) earnings	(804)	(17)	(787)

2025 vs. 2024

Analysis of Sales

Sales in 2025 decreased by $211 million, or 3% when compared to sales in 2024. This decrease in sales is mostly due to a decrease in our sales volume for most of our products. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. These decreases were partially offset by an increase in our net average selling prices for the majority of our products. In addition, our paper sales volume was impacted by our paper machine closure at our Ashdown facilities in 2024. In addition, our 2025 sales includes the sales of Iconex, acquired in the fourth quarter of 2024.

Analysis of change in Operating (Loss) Income

Operating loss in 2025 of $395 million was lower by $613 million when compared to operating income in 2024. This decrease is mainly driven by $375 of impairment of long-lived assets as well as higher closure and restructuring costs related to our cost-reduction measures and the closure of our Crofton pulp mill in December 2025. When we compare 2025 to 2024, we had higher input costs, lower volume for most of our products, higher maintenance costs, higher freight costs, lower production as well as higher U.S. duties and tariffs for our wood products, partially offset by higher average selling prices for the majority of our products, favorable impact of a lower Canadian dollar on our Canadian dollar denominated expenses, the inclusion of our Iconex business acquired in the fourth quarter of 2024 as well as lower selling, general and administrative costs. Our paper volume was impacted by our paper machine closure at our Ashdown facility in early July 2024.

Refer to Item 8, Financial Statements and Supplementary Data, under Note 14 “Closure and Restructuring, Impairment of Long-Lived Asset and Asset Conversion Costs” for additional information.

OTHER FACTORS

Corporate and Other

For the year 2025, our Corporate and Other incurred a loss of $119 million, an increase of $66 million compared to $53 million in 2024. This increase in loss was mostly due to higher foreign exchange loss on working capital items of $33 million, higher closure and restructuring costs of $22 million, $17 million of impairment on long-lived assets, lower gains on assets disposal of $32 million when compared to 2024, partially offset by litigation settlement loss of $21 million in 2024 and lower other costs of $8 million, lower selling, general and administrative costs of $6 million as well as lower transaction costs of $3 million.

Interest Expense, net

We incurred $237 million of net interest expense in 2025, flat compared to net interest expense of $237 million in 2024. Interest expense decreased mainly due to lower floating rates for SOFR, offset by higher debt levels in 2025 compared to 2024. In 2025, we had capitalized interest of $2 million, compared to $6 million in 2024. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of Net Periodic Benefit Cost

For the year 2025, our non-service components of net periodic benefit cost were a benefit of $16 million, a decrease of $4 million when compared to 2024. Refer to Item 8, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

We recorded an income tax expense of $188 million in 2025 compared to an income tax expense of $18 million in 2024, which yielded an effective tax rate of -30.5% and 1,800% for 2025 and 2024, respectively. Our 2025 effective tax rate was unfavorably impacted by our decision to record a full allowance against our net U.S. deferred income tax assets and the net deferred tax assets of certain Canadian subsidiaries, as discussed further below. The effective tax rate was also negatively affected by the recognition of a capital gain arising from the repatriation of foreign earnings from a wholly owned subsidiary, which did not result in any cash taxes payable, as well as by nondeductible items. These impacts were partially offset by research and experimentation tax credits, foreign exchange effects resulting from the strengthening of the Canadian dollar, and a reduction in the deferred tax liability on foreign earnings.

At each reporting period, we assess whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. Our assessment assigns the most weight to historical income or losses. A cumulative three-year loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. The carrying value of deferred income tax assets reflects the expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.

Following the assessment of our ability to realize the deferred income tax assets related to our U.S. operations, we concluded that existing negative evidence outweighed the positive evidence, especially since our U.S. operations had a cumulative loss for the three years ending December 31, 2025. Since the weight assigned to positive and negative evidence must align with how objectively verifiable that evidence is, the cumulative losses from our U.S. operations significantly constrains our ability to rely on more subjective positive indicators. As a result, we determined that it is not more likely than not that we will realize the remaining net deferred tax asset in the U.S. and recorded a corresponding increase in the related valuation allowance. As of December 31, 2025, the total valuation allowance related to net U.S. deferred income tax assets was $686 million, resulting in no recognized deferred tax assets for our U.S. operations.

Following an evaluation of our ability to realize deferred income tax assets related to our Canadian operations, we determined that positive evidence, including sustained historical earnings, outweighed any negative evidence for certain Canadian subsidiaries. Accordingly, no valuation allowance was required for the majority of our net Canadian deferred income tax assets. However, certain Canadian subsidiaries were in a cumulative three‑year loss position as of December 31, 2025, which limited our ability to rely on more subjective positive indicators or evidence. As a result, a valuation allowance was recorded for the net deferred tax assets of such subsidiaries. As of December 31, 2025, the total valuation allowance related to net Canadian deferred income tax assets was $72 million.

The non-cash charge to increase the valuation allowance has no impact on consolidated operating income or cash flows and does not restrict our ability to utilize tax loss carryforwards or other deferred tax assets in future periods. If, in a subsequent period, sufficient objective positive evidence becomes available to support the realizability of some or all of our deferred tax assets for which an allowance has been recorded, the amount will be reduced as appropriate, with the corresponding adjustment recognized as a reduction of the income tax provision.

Our 2024 effective tax rate was unfavorably impacted by foreign exchange items from the weakening of the Canadian dollar and by recording a valuation allowance on certain elements of deferred income tax assets, mainly deferred interest expense. This was partially offset by additional tax credits, mainly from research activities and state investment, as well as adjustments relating to filed tax returns.

Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”)

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the GloBE Rules designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries wherein we have significant operations have already adopted or are in the process of adopting such legislation. We have performed an assessment of potential exposure and concluded GloBE Rules did not impact our financial results for the year ended December 31, 2025. We will continue to evaluate their impact on future periods.

Commentary – Segment Review

Our segment measure of profit (operating income (loss)) is used by management to evaluate performance and make operational decisions. Management believes that this measure allows for a better understanding of cost trends, operating efficiencies, prices and volume. Business segment operating income (loss) is defined as earnings (loss) before income taxes and equity losses, interest expense, and non-service components of net periodic benefit cost. Corporate expenses are allocated to the related reporting segment with the exception of certain discretionary charges and credits, which we present under “Corporate and Other.”

PAPER AND PACKAGING

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2025	Year ended December 31, 2024	Variance 2025 vs. 2024
Sales
Paper	$3,348	$3,437	$(89)
Pulp	$1,331	$1,290	$41
Total sales	$4,679	$4,727	$(48)
Operating (loss) income	$(1)	$331	$(332)

Shipments
Paper - manufactured (in thousands of ST)	2,401	2,606	(205)
Communication papers	1,447	1,629	(182)
Specialty and Packaging papers	954	977	(23)
Pulp (in thousands of ADMT)	1,546	1,498	48

Sales

Paper and Packaging segment sales in 2025 decreased by $48 million, or 1% when compared to sales in 2024. This decrease in sales is mostly due to a decrease in our Communication paper sales volumes. Our paper volume was impacted by lower demand, resulting from ongoing macroeconomic challenges and our paper machine closure at our Ashdown facility in July 2024. This decrease was partially offset by an increase in our net average selling prices for our paper and pulp products as well as an increase in our pulp volume. In addition, our 2025 sales include the sales of Iconex, acquired in the fourth quarter of 2024.

Operating (loss) income

Operating loss in our Paper and Packaging segment amounted to $1 million in 2025, a decrease in income of $332 million, when compared to operating income of $331 million in 2024. Our results were negatively impacted by:

•
Higher impairment of long-lived assets charges ($185 million) when compared to 2024 in part due to the curtailment of our Crofton pulp mill operations in 2025, partially offset by lower depreciation charge of $5 million when compared to 2024
•
Higher operating expenses ($133 million) when compared to 2024 mostly due to higher maintenance costs in part due to the timing of some major maintenance, lower production, higher freight costs as well as lower by-products sales and other operating expenses
•
Higher input costs ($73 million) mostly due to higher costs of energy, chemicals and fiber
•
Lower volume and mix ($26 million)
•
Higher closure and restructuring costs ($28 million) mostly related to the closing of our Crofton pulp mill in December 2025
•
Higher other expense ($8 million)

These decreases were partially offset by:

•
Higher net average selling prices for paper and pulp ($95 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($21 million)

PULP AND TISSUE

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2025	Year ended December 31, 2024	Variance 2025 vs. 2024
Sales
Paper	$670	$740	$(70)
Pulp	$470	$543	$(73)
Tissue	$238	$227	$11
Total sales	$1,378	$1,510	$(132)
Operating (loss) income	$(92)	$53	$(145)

Shipments
Paper - manufactured (in thousands of ST)	1,027	1,102	(75)
Pulp (in thousands of ADMT)	538	644	(106)
Tissue (in thousands of ST) (1)	105	97	8

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in 2025 decreased by $132 million, or 9% when compared to sales in 2024. This decrease in sales is mostly due to a decrease in our pulp and paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges, as well as a decrease in our net average selling prices for paper, partially offset by an increase in our net average selling prices for pulp.

Operating (loss) income

Operating loss in our Pulp and Tissue segment amounted to $92 million in 2025, an increase in loss of $145 million when compared to operating income of $53 million in 2024. Our results were negatively impacted by:

•
Higher operating expenses ($59 million) mostly due to higher maintenance costs in part due to the timing of some major maintenance, lower production as well as higher freight cost
•
Higher impairment of long-lived assets ($38 million) when compared to 2024, as well as higher depreciation charges ($10 million)
•
Higher input costs ($32 million) mostly related to higher costs of energy, fiber and chemicals
•
Lower net average selling prices for paper ($20 million)
•
Lower volume and mix for pulp and paper ($16 million)

These increases in loss were partially offset by:

•
Higher net average selling prices for pulp and tissue ($16 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($14 million)

WOOD PRODUCTS

(In millions of dollars, unless otherwise noted)	Year ended December 31, 2025	Year ended December 31, 2024	Variance 2025 vs. 2024
Sales	$960	$1,006	$(46)
Operating loss	$(183)	$(113)	$(70)

Shipments
Wood products (in millions board feet) (1)	1,916	2,130	(214)

(1) Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in 2025 decreased by $46 million, or 5%, when compared to sales in 2024. This decrease in sales is mostly due to a decrease in our volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity, partially offset by higher net average selling prices.

Operating loss

Operating loss in our Wood Products segment amounted to $183 million in 2025, an increase in loss of $70 million when compared to operating loss of $113 million in 2024. Our results were negatively impacted by:

•
Higher impairment of long-lived assets ($136 million) when compared to 2024
•
Higher cash deposits for duties and higher U.S. tariffs ($34 million)

These increases in loss were offset by:

•
Higher net average selling prices for wood products ($53 million)
•
Positive impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($21 million)
•
Lower input costs ($18 million) mostly related to lower costs of fiber
•
Favorable inventory valuation variance ($6 million)
•
Higher volume ($1 million)
•
Lower operating expenses ($1 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under various lending arrangements, including our ABL Revolving Credit facility, of which $390 million was undrawn and available as of December 31, 2025, and asset sales. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

For the year 2025, we used $25 million of cash flows in operations, had capital expenditures of $248 million, and had debt repayments of $73 million. This compares to $79 million cash provided from operations, capital expenditures of $280 million and debt repayments of $67 million for the year 2024.

We are focused on generating additional liquidity, including from external sources. Accordingly, we have undertaken a number of actions that seek to enhance our access to liquidity in the business. We continue to conduct a comprehensive review of the assets in our portfolio to identify those that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; we are continuing a complete review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; we may also potentially idle certain underperforming mills and plans to reduce working capital. In addition, in 2025, we have: taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; closure of the Crofton pulp mill, idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; curtailment of operations at the Glenwood, Arkansas, sawmill and at the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, safety of our employees and compliance with applicable laws and regulations.

Our consolidated financial statements have been prepared on the basis that we are expected to be able to realize our assets and discharge our liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. Significant judgment was applied in performing a liquidity assessment to evaluate whether we has sufficient liquidity for the next 12 months using a cash flow model. Based on current assumptions, including those related to expected operating margin and other non-discretionary cash inflows and outflows, we expect to have sufficient liquidity to meet our obligations over the next 12 months. In addition to these assumptions, our liquidity position is supported by our available cash balances, access to existing credit facilities, and anticipated cash flows from operations.

Our ability to make payments on the requirements mentioned above will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Our credit facility and debt indentures impose various restrictions and covenants on us that could limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. Refer to the discussion in Part 1, item 1A Risks Factors of this Form 10-K.

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

Cash flows used for operating activities totaled $25 million in 2025, a $104 million difference compared to cash flows provided from operating activities of $79 million in 2024. This increase in cash flows used for operating activities is primarily due to an increase in net loss partially offset by a decrease in working capital requirements. In addition, we had income tax payments, net of refunds, of $7 million during 2025, compared to income tax refunds, net of payments, of $18 million in 2024. We paid $99 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2025 compared to $104 million of employer pension and other post-retirement contributions in excess of pension and other post-retirement expense in 2024.

Investing Activities

Cash flows used for investing activities in 2025 amounted to $223 million, a $129 million difference compared to cash flow used for investing activities of $352 million in 2024.

The use of cash for investing activities in 2025 was mostly attributable to additions to property, plant and equipment of $248 million and was partially offset by the proceeds from the sale of businesses, net of cash disposed, of $15 million and proceeds from the disposals of property, plant and equipment of $11 million.

The use of cash for investing activities in 2024 was attributable to additions to property, plant and equipment of $280 million, as well as an acquisition of business, net of cash acquired, for a total of $208 million, partially offset by proceeds from the sales of businesses of $97 million and proceeds from the disposals of property, plant and equipment of $40 million.

Our annual capital expenditures for 2026 are expected to total between $260 million and $290 million.

Financing Activities

Cash flows provided from financing activities totaled $191 million in 2025 compared to cash flows provided from financing activities of $233 million in 2024.

The cash flows provided from financing activities in 2025 were attributable to borrowing under our ABL Revolving Credit Facility ($115 million), issuance of long-term debt ($150 million), and higher bank indebtedness ($2 million), partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($73 million).

The cash flows provided from financing activities in 2024 were attributable to borrowings under our ABL Revolving Credit Facility ($145 million), issuance of capital ($100 million), and issuance of long-term debt ($61 million) partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($67 million) and lower bank indebtedness ($6 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,781 million as of December 31, 2025, compared to $2,541 million as of December 31, 2024. A substantial majority of this amount, approximately $1.9 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan (“ABL Tranche I Loan”) of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of December 31, 2025.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.75 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of December 31, 2025.

On December 31, 2025, we had borrowings of $595 million and $155 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $390 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At December 31, 2025, there were $144 million of borrowings outstanding under the Bank Term Loan.

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

Farm Credit Term Loan

On March 1, 2023, we entered into a Term Loan Credit Agreement (the “Farm Credit Term Loan”) for $949 million, consisting of two tranches: (a) $666 million of Farm Credit Term Loan A (as defined in the Farm Credit Term Loan) used to refinance renewable energy investments and facilitate an acquisition and (b) $283 million of Farm Credit Term Loan B (as defined in the Farm Credit Term Loan) used to repay $283 million of borrowings under the Term Loan Facility.

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

During the year 2025, we repaid $33 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization. At December 31, 2025, there were $574 million of borrowings under the Farm Credit Term Loan A and $241 million of borrowings under the Farm Credit Term Loan B.

First Lien Term Loan Facility

Borrowings under our First Lien Term Loan Facility amortize in equal quarterly installments in an amount equal to 5% per annum. The interest rate margin applicable to borrowings under our First Lien Term Loan Facility is, at our option, either (1) SOFR adjusted by 0.114% plus 5.50%, or (2) the base rate plus 4.50%. The Term Loan Facility is subject to a SOFR floor of 0.75%.

During the year 2025, we repaid $19 million as required for quarterly amortization. At December 31, 2025, there were $307 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of December 31, 2025, we had $642 million of Notes outstanding.

The Notes mature on October 1, 2028, and interest on the Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year.

Secured Debt Attributes

We are required to offer to prepay the loans under the Farm Credit Term Loan, the First Lien Term Loan Facility, the Bank Term Loan, the Senior Secured Notes and IRB Bonds with 100% of the net cash proceeds of certain asset sales subject to reinvestment rights.

We are required to prepay the Farm Credit Term Loan, First Lien Term Loan Facility and Bank Term Loan with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow, subject to certain exceptions.

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

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility, the Senior Secured Notes, the Bank Term Loan and the IRB Bonds have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 58% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Unsecured Notes

As of December 31, 2025, we had outstanding $116 million of the 6.25% Notes due 2042 and $150 million of the 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters, in some instance the terms of these indemnification agreements are for an unlimited period of time. At December 31, 2025, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2025, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

In the normal course of business, we enter into certain contractual obligations and commercial commitments. For more information on our contractual obligation and commercial commitments, refer to Item 8, Financial Statements and Supplementary Data under Note 11 “Leases”, Note 17 “Long-Term Debt” and Note 19 “Commitments and Contingencies”.

In addition, we expect to contribute a minimum total amount of $87 million to the pension plans in 2026 and a minimum total amount of $15 million in 2026 to the other post-retirement benefits plans.

For 2026 and the foreseeable future, we expect cash flows from operations and from our various sources of financing to be sufficient to meet our contractual obligations and commercial commitments. Refer to section “Liquidity and Capital Resources” above for more information on our liquidity.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to liquidity assessment, environmental matters and asset retirement obligations, business combinations, impairment and useful lives of long-lived assets, usefull life, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, countervailing duty and anti-dumping duty cash deposits on softwood lumber and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

Liquidity Assessment

We have prepared the consolidated financial statements on the basis that we are expected to be able to realize our assets and discharge our liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. Significant judgment was applied in performing a liquidity assessment to evaluate whether we has sufficient liquidity for the next 12 months using a cash flow model. Based on current assumptions, including those related to expected operating margin and other non-discretionary cash inflows and outflows, we expect to have sufficient liquidity to meet our obligations over the next 12 months. In addition to these assumptions, our liquidity position is supported by our available cash balances, access to existing credit facilities, and anticipated cash flows from operations.

Environmental Matters and Asset Retirement Obligations

We maintain provisions for estimated environmental costs when remedial efforts are probable and can be reasonably estimated. Environmental provisions relate mainly to effluent treatment, air emissions, silvicultural activities and site remediation (together referred to as “environmental matters”). The environmental cost estimates reflect assumptions and judgments as to probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as contribution by other responsible parties. Additional information regarding environmental matters is available in Note 19 “Commitments and Contingencies”.

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

Asset retirement obligations are mainly associated with landfill operation and closure, dredging of settling ponds and bark pile management. We recognize asset retirement obligations, at fair value, in the period in which we incur a legal obligation associated with the retirement of an asset. The fair value is based on the expected cash flow approach, in which multiple cash flow scenarios that reflect a range of possible outcomes are considered. Probabilities are applied to each of the cash flow scenarios to arrive at an expected cash flow. The estimated cash flows are then discounted using a credit adjusted risk-free interest rate in combination with business-specific and other relevant risks to discount the cash flow. The rates used in 2025 was 6.75%.

Cash flow estimates incorporate assumptions that marketplace participants would use in their estimates of fair value, whenever that information is available without undue cost and effort. If unavailable, assumptions are based on internal experts, third-party engineers’ studies and historical experience in remediation work.

As of December 31, 2025, we had a total provision of $113 million for environmental matters and asset retirement obligations (2024 – $113 million). Certain of these amounts have been discounted due to more certainty of the timing of expenditures using the credit adjusted risk-free interest rate for the corresponding period until the settlement date. The rates used vary, based on the prevailing rate at the moment of recognition of the liability and on its settlement period. Additional costs, not known or identified, could be incurred for remediation efforts. Based on policies and procedures in place to monitor environmental exposure, management believes that such additional remediation costs would not have a material adverse effect on our result of operations, cash flows or financial condition.

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

For further details on “Impairment of long-lived assets” refer to Note 14 “Closure and Restructuring, Impairment of Long-Lived Assets and Asset Conversion Costs”.

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

Additional information can be found under Note 14 “Closure and Restructuring, Impairment of Long-Lived Assets and Asset Conversion Costs”.

Pension Plans and Other Post-Retirement Benefit Plans

We have several defined contribution pension plans. The pension expense under these plans is equal to our contribution.

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
-
Health care cost trends – used to calculate the impact of future health care costs on our obligations
-
Employee related factors, such as mortality rates, turnover, retirement age and disabilities – used to determine the extent of our obligations

Changes in these assumptions result in actuarial gains or losses, which are amortized over the expected average remaining service life of the active employee group covered by the plans, only to the extent that the unrecognized net actuarial gains and losses are in excess of 10% of the greater of the projected benefit obligation and the market value of assets, over the average remaining service period of approximately 11 years of the active employee group covered by the pension plans, and 16 years of the active employee group covered by the other post-retirement benefits plans.

An expected rate of return on plan assets of 5.5% was considered appropriate by management for the determination of pension expense for 2025. Effective January 1, 2026, we will use 5.5% as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management’s best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

We set our discount rate assumption annually to reflect the rates available on high-quality, fixed income debt instruments, with a duration that is expected to match the timing and amount of expected benefit payments. High-quality debt instruments are corporate bonds with a rating of AA or better. The discount rates as of December 31, 2025 for pension plans were estimated at 4.9% for the projected benefit obligation and 4.9% for the net periodic benefit cost for 2025 and for post-retirement benefit plans were estimated at 4.8% for the projected benefit obligation and 4.7% for the net periodic benefit cost for 2025.

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

The rate of compensation increase is another significant assumption in the actuarial model for pension plan (set at 2.1% for the projected benefit obligation and 2.1% for the net periodic benefit cost) and for post-retirement benefit plans (set at 2.1% for the projected benefit obligation and 2.0% for the net periodic benefit cost) and is determined based upon our long-term plans for such increases.

For employee related factors, mortality rate tables tailored to our industry were used and the other factors reflect our historical experience and management’s best estimate regarding future expectations.

For measurement purposes in 2025, a 4.4%, reducing to 3.7% in 2040 weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for Canadian plans and a 7.4%, reducing to 4.0% in 2050 weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for U.S. plans.

The following table provides a sensitivity analysis of the key weighted average economic assumptions used in measuring the projected pension benefit obligation, the accrued other post-retirement benefit obligation and related net periodic benefit cost for 2025. The sensitivity analysis should be used with caution as it is hypothetical and changes in each key assumption may not be linear. The sensitivities in each key variable have been calculated independently of each other.

	Pension		Other Post-Retirement Benefit
PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS	Projected Benefit Obligation	Net Periodic Benefit Cost	Projected Benefit Obligation	Net Periodic Benefit Cost
(In millions of dollars)
Expected rate of return on assets
Impact of:
0.25% increase	N/A	(8)	N/A	N/A
0.25% decrease	N/A	8	N/A	N/A
Discount rate
Impact of:
0.25% increase	(71)	—	(3)	—
0.25% decrease	74	—	3	—

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

We expect to contribute a minimum total amount of $87 million in 2026 compared to $80 million in 2025 to the pension plans. We expect to contribute a minimum total amount of $15 million in 2026 compared to $16 million in 2025 to the other post-retirement benefit plans.

Benefit obligations and fair values of plan assets as of December 31, 2025, for our pension and post-retirement plans were as follows:

	December 31, 2025		December 31, 2024
		Other		Other
	Pension	post-retirement	Pension	post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(3,695)	(150)	(4,002)	(149)
Fair value of assets at end of year	3,541	—	3,726	—
Funded status	(154)	(150)	(276)	(149)

For additional details on our pension plans and other post-retirement benefit plans, refer to Note 5 “Pension Plans and Other Post-Retirement Benefit Plans”.

Income Taxes

We use the asset and liability method of accounting for income taxes, with deferred tax assets and liabilities classified as noncurrent items on the Consolidated Balance Sheets. Under this method, deferred tax assets and liabilities are determined according to differences between the carrying amounts and tax bases of the assets and liabilities. The change in the net deferred tax asset or liability is included in earnings. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply in the years in which assets and liabilities are expected to be recovered or settled. For these years, a projection of taxable income and an assumption of the ultimate recovery or settlement period for temporary differences are required. The projection of future taxable income is based on management’s best estimate and may vary from actual taxable income.

At each reporting period, we assess the need to establish a valuation allowance for deferred tax assets and, if it is deemed more likely than not that our deferred tax assets will not be realized based on these taxable income projections, a valuation allowance is recorded. In general, “realization” refers to the incremental benefit achieved through the reduction in future taxes payable or an increase in future taxes refundable from the deferred tax assets. Evaluating the need for an amount of a valuation allowance for deferred tax assets often requires significant judgment. As part of our assessment, we consider all available positive and negative evidence, and placing greater weight on objectively verifiable evidence, particularly historical earnings or losses.

Following the assessment of our ability to realize the deferred income tax assets related to our U.S. operations, we concluded that existing negative evidence outweighed the positive evidence, especially since our U.S. operations had a cumulative loss for the three years ending December 31, 2025. As a result, we determined that it is not more likely than not that we will recognize the remaining net deferred tax asset in the U.S. and recorded a corresponding increase in the related valuation allowance. As of December 31, 2025, the total valuation allowance related to net U.S. deferred income tax assets was $686 million, resulting in no recognized deferred tax assets for our U.S. operations.

Based on an assessment of the realizability of deferred income tax assets related to our Canadian operations, we determined that positive evidence, including sustained historical earnings, outweighed negative evidence for certain Canadian subsidiaries, and no valuation allowance was required for the majority of our net Canadian deferred income tax assets. A valuation allowance was recorded for certain Canadian subsidiaries in a cumulative three-year loss position as of December 31, 2025. The total valuation allowance related to net Canadian deferred income tax assets was $72 million as of December 31, 2025.

Our deferred tax assets are mainly composed of temporary differences related to various accruals, accounting provisions, accounting provisions, net operating loss and other deduction limitation carryforwards, pension and post-retirement benefits, countervailing and anti-dumping duties, intangibles, and available tax credits. Our deferred tax liabilities are mainly composed of temporary differences pertaining to property, plant and equipment. Estimating the ultimate settlement period requires judgment. The reversal of timing differences is expected at enacted tax rates, which could change due to changes in income tax laws or the introduction of tax changes through the presentation of annual budgets by different governments. As a result, a change in the timing and the income tax rate at which the components will reverse could materially affect deferred tax expense in our future results of operations.

In addition, U.S. and foreign tax rules and regulations are subject to interpretation and require judgment that may be challenged by taxation authorities. To the best of our knowledge, we have adequately provided for our future tax consequences based upon current facts and circumstances and current tax law. In accordance with Income Taxes Topic of FASB ASC 740, we evaluate new tax positions that result in a tax benefit to us and determine the amount of tax benefits that can be recognized. The remaining unrecognized tax benefits are evaluated on a quarterly basis to determine if changes in recognition or classification are necessary. Future recognition of unrecognized tax benefits would impact the effective tax rate in the period the benefits are recognized. As of December 31, 2025, we had gross unrecognized tax benefits of $61 million (2024 – $60 million). These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained. In addition, countries continue to enact changes to tax laws affecting multinational corporations, including the U.S. Tax Reform of 2017, the One Big Beautiful Bill Act enacted in July 2025, and the Organization for Economic Co-operation and Development's inclusive Framework on Base Erosion and Profit Shifting – Pillar Two, including applicable safe‑harbor provisions. The effects of enacted provisions are reflected in our analysis to the extent objectively determinable, while ongoing implementation and interpretation could materially affect our financial results.

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

Countervailing duty and Anti-dumping duty cash deposits on softwood lumber

As of December 31, 2025, a total of $731 million of countervailing and anti-dumping duty cash deposits on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits were paid at the Resolute acquisition date and were included in the purchase price allocation. These deposits are measured since the Acquisition date, using a model based on the assumption that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. These deposits are remeasured with the model every reporting date and the accretion is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Contingencies related to legal claims

As discussed in Item 1A Risk Factors, under the risk “The Company is subject to a wide variety of laws, regulations and other government requirements that may change in significant ways, and the cost of compliance or failure to comply, could have a material adverse effect on its business, financial results or condition” and in Note 19 “Commitments and Contingencies”, we are subject to various legal proceedings and claims that arise in the ordinary course of business. We record a liability when it is probable that a loss has been incurred, and the amount is reasonably estimable. The most likely cost to be incurred is accrued based on an evaluation of the then available facts with respect to each matter. When no amount within a range of estimates is more likely, the minimum is accrued. Significant judgment is required in both the probability determination and as to whether an exposure can be reasonably estimated. For further details on “Contingencies” and legal claims refer to Note 19 “Commitments and Contingencies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operating income can be impacted by the following sensitivities:

SENSITIVITY ANALYSIS
(In millions of dollars, unless otherwise noted)
Each $10/unit change in the selling price of the following products[1]:
Papers	34
Pulp - net position	21
Wood	20
Tissue	1

Foreign exchange
(US $0.01 change in relative value to the Canadian dollar before hedging)	35
Energy [2]
Natural gas: $0.25/MMBtu change in price before hedging	9
1.
Based on estimated 2026 capacity (ST or ADMT).
2.
Based on estimated 2026 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange and energy positions, which may therefore impact the above sensitivities.

In the normal course of business, we are exposed to certain financial risks. We do not use derivative instruments for speculative purposes; although all derivative instruments purchased to minimize risk may not qualify for hedge accounting.

CREDIT RISK

We are exposed to credit risk on accounts receivable from our customers. In order to reduce this risk, we review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit performance. As of December 31, 2025, no single customer represented more than 10% of our receivables (December 31, 2024–no single customer represented more than 10% of our receivables).

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

INTEREST RATE RISK

We are subject to market risk from exposure to changes in interest rates based on our cash and cash equivalents, bank indebtedness, revolving credit facility, term loan and long-term debt. We had outstanding variable interest rate borrowings of $595 million under the ABL Revolving Credit Facility and $1,266 million (par value) under three term loan facilities as of December 31, 2025. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $19 million annually. While we cannot predict the impact interest rate movements will have on our existing debt, management evaluates our financial position on an ongoing basis. From time to time, we may enter into interest rate swaps to reduce the impact of changes in interest rates on our floating rate debt. We had no interest rate swaps in effect during the years ended December 31, 2025, and 2024.

COST RISK

Cash flow hedges

We are exposed to price volatility for raw materials and energy used in our manufacturing process. We manage our exposure to cost risk primarily through the use of supplier contracts. We purchase natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, we may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next month.

As of December 31, 2025, we hedged 1% of our forecasted purchases of natural gas under derivative contracts for 2026. The natural gas derivative contracts were effective as of December 31, 2025.

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by our Canadian operations over the next 11 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2025, we hedged 35% of our forecasted net Canadian dollars cash exposures under contracts for 2026. The foreign exchange derivative contracts were effective as of December 31, 2025.

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

Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control – Integrated Framework issued in 2013 by the COSO.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Domtar Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Domtar Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of earnings (loss) and comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2025 appearing under Item 15(a)(2) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Liquidity assessment

As described in Note 17 to the consolidated financial statements, the Company’s consolidated financial statements have been prepared on the basis, that the Company is expected to be able to realize its assets and discharge its liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. For the year ended December 31, 2025, the Company incurred a net loss of $804 million and net cash used in operating activities was $25 million. As of December 31, 2025, the accumulated deficit amounted to $929 million. Management applied significant judgment in performing a liquidity assessment to evaluate whether the Company has sufficient liquidity using a cash flow model. The assumptions used in management’s estimate of future cash flows included in the model consisted of expected operating margin, and other non-discretionary cash inflows and outflows. Based on current assumptions and available resources, management expects that the Company will be able to realize its assets and discharge its liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements.

The principal considerations for our determination that performing procedures relating to the liquidity assessment is a critical audit matter are the significant judgments made by management as to whether they have sufficient liquidity. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures relating to management’s liquidity assessment and estimate of future cash flows and assumptions related to expected operating margin, and other non-discretionary cash inflows and outflows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management's process as to whether the Company has sufficient liquidity to be able to realize its assets and discharge its liabilities in the normal course of business as they become due for a period of no less than 12 months from the date of the issuance of the consolidated financial statements; (ii) evaluating the appropriateness of the cash flow model; (iii) testing the completeness and accuracy of the underlying data used in management’s estimation of future cash flows; and (iv) evaluating the reasonableness of management’s assumptions related to the estimation of future cash flows. Evaluating management’s assumptions related to expected operating margin and other non-discretionary cash inflows and outflows, involved evaluating whether the assumptions used were reasonable considering the current and past performance of the Company; management’s historical forecasting accuracy; and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Montréal, Canada

March 30, 2026

We have served as the Company’s auditor since 2023.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Sales	6,943	7,154	6,936
Operating expenses
Cost of sales, excluding depreciation and amortization	6,197	6,267	6,072
Depreciation and amortization	339	336	283
Selling, general and administrative	354	365	350
Impairment of long-lived assets (NOTE 14)	375	—	34
Closure and restructuring costs (NOTE 14)	80	30	86
Asset conversion costs (NOTE 14)	—	—	63
Transaction costs (NOTE 3)	—	3	68
Other operating income, net (NOTE 6)	(7)	(65)	(284)
	7,338	6,936	6,672
Operating (loss) income from continuing operations	(395)	218	264
Interest expense, net (NOTE 7)	237	237	234
Non-service components of net periodic benefit cost (NOTE 5)	(16)	(20)	(12)
(Loss) earnings before income taxes	(616)	1	42
Income tax expense (benefit) (NOTE 8)	188	18	(233)
(Loss) earnings from continuing operations	(804)	(17)	275
Earnings from discontinued operations, net of taxes (NOTE 4)	—	—	13
Net (loss) earnings	(804)	(17)	288
Other comprehensive income (loss):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the year, net of tax of $(8) (2024 – $16; 2023 – $(1))	26	(48)	1
Less: Reclassification adjustment for losses included in net (loss) earnings, net of tax of $(4) (2024 – $(5); 2023 –$(5))	11	15	16
Foreign currency translation adjustments	56	(99)	34
Change in unrecognized gains (losses) and prior service cost related to pension and post-retirement benefit plans, net of tax of $(10) (2024 – $(20); 2023 – $25)	28	62	(73)
Other comprehensive income (loss)	121	(70)	(22)
Comprehensive (loss) income	(683)	(87)	266

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	December 31,	December 31,
	2025	2024
	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of $4 and $14	60	97
Receivables, less allowances of $5 and $5	617	767
Receivables from related party (NOTE 22)	33	35
Inventories (NOTE 9)	1,499	1,394
Prepaid expenses	63	53
Income and other taxes receivable	52	45
Other current assets	15	16
Total current assets	2,339	2,407
Property, plant and equipment, net (NOTE 10)	3,077	3,535
Operating lease right-of-use assets (NOTE 11)	71	113
Notes receivable from related party (NOTE 22)	64	—
Goodwill and other intangible assets, net (NOTE 12)	148	161
Deferred income tax assets (NOTE 8)	285	482
Other assets (NOTE 13)	674	618
Total assets	6,658	7,316

Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	9	8
Trade and other payables (NOTE 15)	855	937
Income and other taxes payable	24	11
Operating lease liabilities due within one year (NOTE 11)	25	28
Due to related party (NOTE 22)	8	7
Long-term debt due within one year (NOTE 17)	75	66
Total current liabilities	996	1,057
Long-term debt (NOTE 17)	2,749	2,557
Operating lease liabilities (NOTE 11)	64	86
Deferred income taxes and other (NOTE 8)	24	29
Pension and other post-retirement benefit obligations (NOTE 5)	588	684
Other liabilities and deferred credits (NOTE 18)	332	315
Commitments and contingencies (NOTE 19)

Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(929)	(125)
Accumulated other comprehensive income (loss)	7	(114)
Total shareholders' equity	1,905	2,588
Total liabilities and shareholders' equity	6,658	7,316

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders’ equity
	$	$	$	$
Balance at December 31, 2022	1,994	(396)	(22)	1,576
Capital contribution	918	—	—	918
Net earnings	—	288	—	288
Net derivative gains on cash flow hedges:
Net gains arising during the year, net of tax of $(1)	—	—	1	1
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(5)	—	—	16	16
Foreign currency translation adjustments	—	—	34	34
Change in unrecognized losses and prior service cost related to pension and post-retirement benefit plans, net of tax of $25	—	—	(73)	(73)
Transaction with Skookumchuck Pulp Inc.'s stockholders (NOTE 3)	(130)	—	—	(130)
Deemed dividend	(55)	—	—	(55)
Balance at December 31, 2023	2,727	(108)	(44)	2,575
Capital contribution	100	—	—	100
Net loss	—	(17)	—	(17)
Net derivative losses on cash flow hedges:
Net losses arising during the year, net of tax of $16	—	—	(48)	(48)
Less: Reclassification adjustment for losses included in net loss, net of tax of $(5)	—	—	15	15
Foreign currency translation adjustments	—	—	(99)	(99)
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(20)	—	—	62	62
Balance at December 31, 2024	2,827	(125)	(114)	2,588
Net loss	—	(804)	—	(804)
Net derivative gains on cash flow hedges:
Net gains arising during the year, net of tax of $(8)	—	—	26	26
Less: Reclassification adjustment for losses included in net loss, net of tax of $(4)	—	—	11	11
Foreign currency translation adjustments	—	—	56	56
Change in unrecognized gains and prior service cost related to pension and post-retirement benefit plans, net of tax of $(10)	—	—	28	28
Balance at December 31, 2025	2,827	(929)	7	1,905

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS OF DOLLARS)

	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
	$	$	$
Operating activities
Net (loss) earnings	(804)	(17)	288
Adjustments to reconcile net (loss) earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	339	336	283
Deferred income taxes and tax uncertainties (NOTE 8)	185	13	(239)
Impairment of long-lived assets (NOTE 14)	375	—	34
Impairment of inventory (NOTE 14)	35	—	43
Net gains on disposals of assets	(10)	(47)	—
Gain on acquisition of business (NOTE 3)	—	—	(225)
Other	2	(7)	15
Changes in assets and liabilities, excluding the effects of acquisitions and sale of businesses
Receivables, including related party	162	(1)	137
Inventories	(135)	(53)	(48)
Prepaid expenses	47	59	24
Trade and other payables, including related party	(128)	(115)	(275)
Income and other taxes	5	18	(39)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(99)	(104)	(50)
Other assets and other liabilities	1	(3)	(22)
Cash flows (used for) provided from operating activities	(25)	79	(74)
Investing activities
Additions to property, plant and equipment	(248)	(280)	(342)
Proceeds from disposals of property, plant and equipment	11	40	7
Proceeds from sale of businesses, net of cash disposed (NOTE 3 & 4)	15	97	417
Acquisition of businesses, net of cash acquired (NOTE 3)	—	(208)	(1,098)
Other	(1)	(1)	(2)
Cash flows used for investing activities	(223)	(352)	(1,018)
Financing activities
Capital contribution	—	100	583
Net change in bank indebtedness	2	(6)	(3)
Change in revolving credit facility	115	145	335
Issuance to related party	—	—	210
Issuance of long-term debt, net of debt issue costs	150	61	933
Repayments to related party	—	—	(371)
Repayments of long-term debt	(73)	(67)	(905)
Other	(3)	—	(8)
Cash flows provided from financing activities	191	233	774
Net decrease in cash, cash equivalents and restricted cash	(57)	(40)	(318)
Impact of foreign exchange on cash	2	(7)	—
Cash, cash equivalents and restricted cash at beginning of year	156	203	521
Cash, cash equivalents and restricted cash at end of year	101	156	203
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	223	228	229
Income taxes	7	(18)	66

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	56	83	188
Restricted cash included in Cash and cash equivalents	4	14	15
Restricted cash included in Other assets	41	59	—
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statement of Cash Flows	101	156	203

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Impairment of right-of-use assets is determined and calculated in the same manner as disclosed under Impairment of property, plant and equipment.

Leases that have variable payments that are not based on an index or rate are not included in the right-of-use asset and lease liability and are recorded as expenses in the period incurred. Such leases include variable payments for machinery and equipment primarily related to usage, repairs and maintenance, and leases within supply agreements primarily related to usage.

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

DECEMBER 31, 2025

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

Definite-lived intangible assets are stated at acquisition cost less accumulated amortization and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Definite-lived intangible assets include water rights, trade names and customer relationships which are amortized using the straight-line method over their respective estimated useful lives. Impairment for definite-lived intangible assets is determined and calculated in the same manner as disclosed under Impairment of long-lived assets in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

The Company has adopted the guidance for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been significantly adjusted to reflect the new disclosure requirements. See Note 8 “Income Taxes” for further details.

FUTURE ACCOUNTING CHANGES

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

GOVERNMENT GRANTS

On December 4, 2025, the FASB issued ASU 2025-10, “Accounting for Government Grants Received by Business Entities”, to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The new guidance leverages the principles in the accounting framework for government assistance in IFRS, specifically IAS 20, “Accounting for Government Grants and Disclosure of Government Assistance”. The new guidance will be effective for calendar year-end public business entities in the 2029 annual period (including interim periods within), with early adoption permitted.

The new guidance is not expected to significantly change the Company’s current accounting for incentives from federal, state, provincial, and local governments.

INTERIM REPORTING

On December 8, 2025, the FASB issued ASU No. 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The new guidance clarifies the applicability of Topic 270 and the form and content of interim financial statements. In addition, it requires entities to disclose material events occurring since the last annual reporting period. The new guidance will be effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis.

The Company is evaluating the disclosure impact; however, the new guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 3.

ACQUISITION AND SALE OF BUSINESSES

Transfer of power generation assets

On September 8, 2025, Domtar transferred certain power generation assets to Paper Excellence Canada Holdings Corporation (“PECHC”), an affiliated company, through the creation and sale of a special purpose entity, for consideration of $62 million tendered by PECHC through the issuance of interest-bearing notes, in the principal amounts of $47 million and $15 million (the “Agreement”). The notes issued by PECHC bear interest at 10% and are payable to Domtar no later than September 8, 2027. The notes are secured by a movable hypothec on the equity interests acquired by PECHC under the Agreement (see Note 14 “Closure and Restructuring and Impairment of Long-Lived Assets and Asset Conversion Costs” for more details).

Sale of Espanola, Ontario mill

On April 9, 2025, the Company signed an agreement for the sale of its Espanola facility. On October 17, 2025, the Company completed the sale (see Note 14 “Closure and Restructuring and Impairment of Long-Lived Assets and Asset Conversion Costs” for more details).

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, Domtar reached an agreement for the sale of the Forest Products Mauricie (“FPM”) sawmill, subject to the fulfillment of closing conditions. On July 1, 2025, the Company completed the sale for a purchase price of $15 million, resulting in a gain of $9 million.

Acquisition of New Receiptco Opco LLC (“Iconex Paper”)

On November 1, 2024, Domtar completed the acquisition of 100% of the equity interests in Iconex Paper, as well as certain related assets, from affiliates of Atlas Holdings for a purchase price of $208 million in cash. Of the purchase price, $100 million was funded through a contribution to equity by Domtar’s parent company.

Iconex Paper converts thermal paper parent rolls into point-of-sale (POS) receipt rolls, serving customers in industries such as food service, retail, pharmacy, and financial services from its four North American locations in Arizona, Kansas, Tennessee, and Virginia. Its Nogales, Mexico converting facility was closed during 2025.

Domtar was determined to be the accounting acquirer in the acquisition which was accounted for using the acquisition method of accounting. Under the acquisition method of accounting, the purchase consideration allocated to Iconex Paper’s assets and liabilities is based upon their fair values at the acquisition date.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

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

Year ended December 31,
2023
$
Sales	7,404
Net earnings	138

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

DECEMBER 31, 2025

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

On August 1, 2023, the Company completed the sale of the Thunder Bay pulp and paper mill (the “Thunder Bay disposal group”) for a purchase price of $231 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from the Company.

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

On August 1, 2023, the Company also completed the sale of the Dryden, Ontario mill (the “Dryden disposal group”) for a purchase price of $186 million. In connection with the sale, the Company entered into Transition Services Agreements with the acquirer pursuant to which the Company agreed to provide various back-office and information technology support until the business is fully separated from Domtar.

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

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 4. DISCONTINUED OPERATIONS (CONTINUED)

Major components of earnings from discontinued operations:

Year ended December 31,
2023
$
Sales	123
Operating expenses
Cost of sales, excluding depreciation and amortization	105
Other operating loss, net	1
106
Earnings from discontinued operations before income taxes	17
Income tax expense	4
Net earnings from discontinued operations	13

Cash Flows from Discontinued Operations:

Year ended December 31,
2023
$
Cash flows from operating activities	27
Cash flows used for investing activities	(5)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5.

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the year ended December 31, 2025, the related pension expense was $63 million (2024 – $60 million; 2023 – $58 million).

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

The Company expects to contribute a minimum total amount of $87 million in 2026 compared to $80 million in 2025 (2024 – $85 million; 2023 – $56 million) to the pension plans. The Company expects to contribute a minimum total amount of $15 million in 2026 compared to $16 million in 2025 (2024 – $14 million; 2023 – $14 million) to the other post-retirement benefit plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN PROJECTED BENEFIT OBLIGATION

The following table represents the change in the projected benefit obligation as of December 31, 2025 and December 31, 2024, the measurement date for each year:

	December 31, 2025		December 31, 2024

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at beginning of year	4,002	149	4,451	173
Service cost for the year	20	1	21	1
Interest expense	170	7	197	7
Plan participants' contributions	8	1	8	1
Actuarial gain	(36)	—	(24)	(11)
Plan amendments	1	4	3	—
Benefits paid	(314)	(1)	(362)	(1)
Direct benefit payments	(9)	(16)	(12)	(14)
Net transfer in (including effect of any business combination/divestiture)	—	—	—	4
Curtailment	—	(1)	—	—
Settlement (1)	(314)	—	(10)	—
Effect of foreign currency exchange rate change	167	6	(270)	(11)
Projected benefit obligation at end of year	3,695	150	4,002	149

For both 2025 and 2024, net actuarial gains decreased the projected benefit obligation due to the increase in discount rates.

The accumulated benefit obligation of the pension plans at December 31, 2025 and 2024 was $3,671 million and $3,976 million, respectively.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

CHANGE IN FAIR VALUE OF ASSETS

The following table represents the change in the fair value of assets, as of December 31, 2025 and December 31, 2024, reflecting the actual return on plan assets, the contributions and the benefits paid for each year:

	December 31, 2025	December 31, 2024
	Pension plans	Pension plans
	$	$
Fair value of assets at beginning of year	3,726	3,998
Actual return on plan assets	201	274
Employer contributions	80	85
Plan participants' contributions	8	8
Benefits paid	(323)	(374)
Settlement (1)	(314)	(10)
Effect of foreign currency exchange rate change	163	(255)
Fair value of assets at end of year	3,541	3,726

(1)
Settlement accounting was triggered throughout 2025, as the Company entered into an agreement with an insurance company to purchase a group annuity buy-out contract and transfer approximately $57 million of its U.S. defined benefit plans’ projected benefit obligation. The transaction closed in October 2025 and was funded with pension plan assets. Additionally, the Company entered into agreements with existing insurers to convert $250 million (CDN $316 million) of existing buy-in annuity contracts to buy-out annuity contracts to complete the full transfer of these obligations.

These annuity buy-out transactions transferred responsibility for pension benefits for approximately 2,302 retirees and their beneficiaries. Additionally, settlement accounting was triggered throughout 2025, as lump sums paid exceeded the sum of service cost and interest cost. Settlement accounting rules required a remeasurement of the plans as of March 31, 2025 for Canada and December 31, 2025 for the U.S. and the Company recognized a non-cash pension settlement gain of $2 million before tax in 2025.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table shows the allocation of the plan assets, based on the fair value of the assets held and the target allocation for 2025:

		Percentage of	Percentage of
		plan assets at	plan assets at
		December 31,	December 31,
	Target allocation	2025	2024
Fixed income
Cash and cash equivalents	2%	3%	3%
Bonds	40%	40%	44%
Insurance contracts	13%	12%	7%
Equity
Canadian equity	4%	4%	4%
U.S. equity	11%	12%	13%
International equity	12%	11%	13%
Alternate Investments
Real estate	6%	6%	6%
Multi-asset credit	6%	6%	5%
Infrastructure	6%	6%	5%
Total (1)		100%	100%

(1)
Approximately 79% of the pension plans' assets relate to Canadian plans, 21% relate to U.S. plans.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

	December 31, 2025		December 31, 2024

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Projected benefit obligation at end of year	(3,695)	(150)	(4,002)	(149)
Fair value of assets at end of year	3,541	—	3,726	—
Funded status	(154)	(150)	(276)	(149)

	December 31, 2025		December 31, 2024

	Pension	Other post-retirement	Pension	Other post-retirement
	plans	benefit plans	plans	benefit plans
	$	$	$	$
Trade and other payables	(12)	(16)	(6)	(15)
Pension and other post-retirement benefit obligations (1)	(427)	(134)	(520)	(134)
Other assets	285	—	250	—
Net amount recognized in the Consolidated Balance Sheets	(154)	(150)	(276)	(149)

(1)
At December 31, 2025, the amount on the line Pension and other post-retirement benefit obligations on the Consolidated Balance Sheets also includes $27 million (2024 – $30 million) of multiemployer pension plan withdrawal liabilities.

The following table presents the pre-tax amounts included in Other comprehensive income (loss):

	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2025		2024		2023
		Other post-		Other post-		Other post-
	Pension	retirement	Pension	retirement	Pension	retirement
	plans	benefit plans	plans	benefit plans	plans	benefit plans
	$	$	$	$	$	$
Prior service (cost) credit	(1)	(4)	(2)	—	1	—
Amortization of prior year service cost	—	4	2	—	—	—
Net gain (loss)	42	1	76	9	(92)	(4)
Amortization of net actuarial gain	(2)	(2)	(1)	(2)	—	(3)
Net amount recognized in other comprehensive income (loss) (pre-tax)	39	(1)	75	7	(91)	(7)

At December 31, 2025, the projected benefit obligation and the fair value of plan assets with a projected benefit obligation in excess of fair value of plan assets were $2,601 million and $2,162 million, respectively (2024 – $2,705 million and $2,179 million, respectively).

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
Components of net periodic benefit cost for pension plans	2025	2024	2023
	$	$	$
Service cost for the year	20	21	22
Interest expense	170	197	198
Expected return on plan assets	(194)	(222)	(217)
Curtailment loss	—	—	3
Special termination benefits(1)	—	—	13
Settlement gain	(2)	(1)	—
Amortization of prior year service cost	—	2	—
Net periodic benefit cost	(6)	(3)	19

Components of net periodic benefit cost for other post-retirement	Year ended December 31,	Year ended December 31,	Year ended December 31,
benefit plans	2025	2024	2023
	$	$	$
Service cost for the year	1	1	2
Interest expense	7	7	7
Amortization of net actuarial gain	(1)	(4)	(3)
Special termination benefits(1)	—	—	2
Curtailment gain(1)	(1)	—	(1)
Amortization of prior year service cost	4	—	—
Net periodic benefit cost	10	4	7

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

	December 31,	December 31,	December 31,
Pension plans	2025	2024	2023
Projected benefit obligation
Discount rate	4.9%	4.8%	4.7%
Rate of compensation increase	2.1%	2.1%	2.1%
Net periodic benefit cost
Discount rate	4.9%	4.9%	5.4%
Rate of compensation increase	2.1%	2.1%	2.6%
Expected long-term rate of return on plan assets	5.5%	6.0%	6.3%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

A weighted-average interest-crediting rate of 4.6% was assumed for 2025, for the Company’s cash balance pension plan.

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

Effective January 1, 2026, the Company will use 5.5% (2025 – 5.5%; 2024 – 6.0%) as the expected return on plan assets, which reflects the current view of long-term investment returns. The overall expected long-term rate of return on plan assets is based on management's best estimate of the long-term returns of the major asset classes (cash and cash equivalents, equities, bonds and various alternative investment asset classes) weighted by the target allocation of assets at the measurement date, net of expenses. This rate includes an equity risk premium over government bond returns for equity investments and a value-added premium for the contribution to returns from active management. The sources used to determine management's best estimate of long-term returns are numerous and include country specific bond yields, which may be derived from the market using local bond indices or by analysis of the local bond market, and country-specific inflation and investment market expectations derived from market data and analysts' or governments' expectations, as applicable.

	December 31,	December 31,	December 31,
Other post-retirement benefit plans	2025	2024	2023
Projected benefit obligation
Discount rate	4.8%	4.7%	4.7%
Rate of compensation increase	2.1%	2.2%	2.0%
Net periodic benefit cost
Discount rate	4.7%	4.7%	5.2%
Rate of compensation increase	2.0%	2.3%	3.2%

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For measurement purposes in 2025, a 4.4%, reducing to 3.7% in 2040 weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for Canadian plans and a 7.4%, reducing to 4.0% in 2050 weighted average annual rate of increase in the per capita cost of covered health care benefits was assumed for U.S. plans.

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

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

The following table presents the fair value of the plan assets at December 31, 2025, by asset category:

	Fair Value Measurements at
	December 31, 2025
		Quoted Prices
		in Active	Significant	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
Investments measured at fair value
Cash and short-term investments	66	66	—	—
Equity securities:
Canadian equities	137	137	—	—
U.S. equities	317	317	—	—
International equities	307	307	—	—
Equity funds	2	2	—	—
Debt securities:
Corporate and government securities	561	—	561	—
Asset backed securities	22	—	22	—
Bond funds	151	151	—	—
Derivative instruments	3	—	3	—
Insurance contracts	436	—	—	436
Total investments measured at fair value	2,002	980	586	436

Investments measured at net asset value
Commingled cash and fixed income funds	731
Commingled equity funds	182
Private debt and alternative credit funds	204
Real estate funds	210
Infrastructure funds	212
Total investments measured at net asset value	1,539

Total	3,541

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

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 5. PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

Investments measured at fair value using the net asset value (“NAV”) practical expedient are excluded from the fair value hierarchy and valued at the NAV as provided by the fund administrator. The debt and equity investment funds, with a combined value of approximately $913 million, are invested in collective investment trusts and commingled vehicles and may be redeemed daily or weekly with limited redemption notice required. Other investments, approximately $626 million, include private debt and alternative credit funds, real estate funds, and infrastructure funds, with generally quarterly redemptions and some are subject to lock-up periods.

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

DECEMBER 31, 2025

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

The following table presents changes during the period for Level 3 fair value measurements of plan assets:

Fair Value Measurements Using Significant
Unobservable Inputs (Level 3)
$
Balance at December 31, 2023	309
Settlements	(30)
Return on plan assets	18
Effect of foreign currency exchange rate change	(24)
Balance at December 31, 2024	273
Purchases	375
Settlements	(260)
Return on plan assets	9
Effect of foreign currency exchange rate change	39
Balance at December 31, 2025	436

ESTIMATED FUTURE BENEFIT PAYMENTS FROM THE PLANS

Estimated future benefit payments from the plans for the next 10 years at December 31, 2025 are as follows:

.	Pension plans	Other post-retirement benefit plans
	$	$
2026	345	15
2027	305	15
2028	299	14
2029	292	14
2030	284	13
2031 – 2035	1,294	63

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 6.

OTHER OPERATING INCOME, NET

Other operating (income) loss, net is an aggregate of both recurring and nonrecurring income or loss items and, as a result, can fluctuate from year to year. The Company’s other operating income, net includes the following:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Gain on acquisition (NOTE 3)	—	—	(225)
Litigation settlements (1)	(4)	21	(68)
Foreign exchange loss (gain)	15	(30)	8
Net gain on sale of assets	(10)	(47)	—
Other	(8)	(9)	1
	(7)	(65)	(284)

(1)
For the year ended December 31, 2025, the Company recognized litigation settlements gain of $4 million relating to past asset divestitures (2024 – loss of $21 million). For the year ended December 31, 2023, the Company recognized, amongst others, a litigation settlement gain of $63 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 7.

INTEREST EXPENSE, NET

The following table presents the components of interest expense, net:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Interest on long-term debt (1)	227	227	226
Interest on withdrawal liabilities for multiemployer plans	2	2	2
Amortization of debt issuance costs and other	8	8	6
	237	237	234

(1)
The Company capitalized $2 million of interest expense for the year ended December 31, 2025 (2024 – $6 million; 2023 – $8 million).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8.

INCOME TAXES

The Company’s earnings before income taxes by taxing jurisdiction were:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
U.S. (loss) earnings	(398)	(134)	81
Foreign (loss) earnings	(218)	135	(39)
(Loss) earnings before income taxes	(616)	1	42

Provision for income taxes includes the following:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Current:
Federal	—	2	(1)
State and local	2	3	3
Foreign	1	—	10
Deferred:
Federal	176	(33)	28
State and local	24	(3)	(10)
Foreign	(15)	49	(263)
Income tax expense (benefit)	188	18	(233)

The Company’s income taxes paid (net of refunds) by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 were:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Federal	5	(12)	(4)
State and local	(1)	2	3
Foreign - Canada	3	(8)	67
Income tax paid (net of refunds)	7	(18)	66

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 2 “Recent Accounting Pronouncements” for additional details on the adoption of ASU 2023-09.

The Company’s provision for income taxes differs from the amounts computed by applying the statutory income tax rate of 21% to earnings before income taxes due to the following:

	Year ended December 31, 2025
	$	%
U.S. federal statutory income tax	(129)	21.0
State and local income taxes, net of federal income tax effect (a)	25	(4.1)
Reconciling Items:
Foreign tax effects - Canada
Statutory tax rate difference between Canada and U.S.	(11)	1.8
Foreign exchange	(16)	2.6
Deferred tax on foreign earnings	(6)	1.0
Valuation allowance	65	(10.6)
Other	(1)	0.2
Effect of cross-border tax laws
Tax on repatriation distribution	17	(2.8)
Global intangible low-taxed income (GILTI)	(2)	0.3
Tax credits - Research and experimentation	(18)	2.9
Changes in valuation allowance	255	(41.4)
Nontaxable or nondeductible items
Accretion on Contingent Value Rights	5	(0.8)
Other	1	(0.2)
Changes in unrecognized tax benefits	1	(0.2)
Other adjustments
Expiration of tax attributes	5	(0.8)
Other	(3)	0.6
Income tax expense	188	-30.5%

(a) State taxes in Georgia, Mississippi, South Carolina, Tennessee and Wisconsin make up greater than 50 percent of the tax effect in this category.

In 2025, the effective tax rate was unfavorably impacted by the Company’s decision to record a full valuation allowance against its net U.S. deferred income tax assets and the net deferred tax assets of certain Canadian subsidiaries, as discussed further below. The effective tax rate was also negatively affected by the recognition of a capital gain arising from the repatriation of foreign earnings from a wholly owned subsidiary, which did not result in any cash taxes payable, as well as by nondeductible items. These impacts were partially offset by research and experimentation tax credits, foreign exchange effects resulting from the strengthening of the Canadian dollar, and a reduction in the deferred tax liability on foreign earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

The Company’s provision for income taxes for the years ended December 31, 2024 and 2023, before the adoption of ASU 2023‑09, differs from the amounts computed by applying the statutory income tax rate of 21% to earnings before income taxes due to the following:

	Year ended December 31,	Year ended December 31,
	2024	2023
	$	$
U.S. federal statutory income tax	—	9
Reconciling Items:
State and local income taxes, net of federal income tax benefit	(2)	(3)
Foreign income tax rate differential	4	(1)
Tax credits and special deductions	(35)	(20)
Deferred tax revaluation due to acquisitions	—	7
Uncertain tax positions	7	(1)
Valuation allowance on deferred tax assets	26	(191)
Nondeductible expenses	9	10
GILTI	(7)	15
Litigation settlement	—	(5)
Foreign exchange	27	(11)
Business acquisition gain	—	(47)
Outside basis difference in partnership investment	(7)	—
Other	(4)	5
Income tax expense (benefit)	18	(233)

In 2024, the effective tax rate was unfavorably impacted by foreign exchange items from the weakening of the Canadian dollar and by recording a valuation allowance on certain elements of deferred income tax assets, mainly deferred interest expense. This was partially offset by additional tax credits, mainly from research activities and state investment, as well as adjustments relating to filed tax returns.

In 2023, the effective tax rate was favorably impacted by the reversal of the valuation allowance on SPI’s and Catalyst’s loss carryforwards due to management’s assessment that future income would be sufficient to utilize the losses prior to expiration after the acquisition by Domtar Inc. It was also favorably impacted by a non-taxable business acquisition gain, research and experimentation tax credits and state investment credits, and foreign exchange items. This was partly offset by a U.S. tax liability from GILTI related to the Company’s operations in Canada, the inclusion of a full valuation allowance on deferred interest expenses, and transaction costs with minimal tax benefit.

Deferred tax assets and liabilities are based on tax rates that are expected to be in effect in future periods when deferred items are expected to reverse. Changes in tax rates or tax laws affect the expected future benefit or expense. The effect of such changes, if any, would be disclosed in the effective income tax rate reconciliation.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

DEFERRED TAX ASSETS AND LIABILITIES

The tax effects of significant temporary differences representing deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are comprised of the following:

	December 31,	December 31,
	2025	2024
	$	$
Accounting provisions	47	60
Net operating loss carryforwards and other deductions	987	971
Inventory	27	23
Intangible assets	81	84
Tax credits	114	118
Debt	7	8
Pension and other employee future benefit plans	66	99
Countervailing duty and anti-dumping duty	124	115
Investment in subsidiaries	19	11
Operating lease liability	22	26
Other	5	12
Gross deferred tax assets	1,499	1,527
Valuation allowance	(758)	(453)
Net deferred tax assets	741	1,074
Property, plant and equipment	(391)	(498)
Investment in subsidiaries	(40)	(42)
Operating lease asset	(18)	(25)
Deferred tax on foreign earnings	(12)	(18)
Other	(8)	(9)
Total deferred tax liabilities	(469)	(592)
Net deferred tax assets	272	482
Included in:
Deferred income tax assets	285	482
Deferred income taxes and other	(13)	—
Total	272	482

At December 31, 2025, the Company had $2.3 billion net operating loss and deduction limitation carryforwards, $1.1 billion of which expires between 2029 and 2037, and a capital loss carryforward of $186 million which expires in 2026. The Company also had foreign net operating losses of $1.0 billion, expiring between 2029 and 2045, and research and development expenditures of $353 million that can be carried forward indefinitely.

At each reporting period, the Company assesses whether it is more likely than not that the deferred income tax assets will be realized, based on the review of all available positive and negative evidence, including future reversals of existing taxable temporary differences, estimates of future taxable income, past operating results, and prudent and feasible tax planning strategies. The assessment assigns the most weight to historical income or losses. A cumulative three-year loss position is considered significant negative evidence in assessing the realizability of deferred income tax assets that is difficult to overcome. The carrying value of deferred income tax assets reflects the expected ability to generate sufficient future taxable income in certain tax jurisdictions to utilize these deferred income tax assets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

Following the assessment of the Company’s ability to realize the deferred income tax assets related to its U.S. operations, the Company concluded that existing negative evidence outweighed the positive evidence, especially since its U.S. operations had a cumulative loss for the three years ended December 31, 2025. Since the weight assigned to positive and negative evidence must align with how objectively verifiable that evidence is, the cumulative losses from its U.S. operations significantly constrain the Company’s ability to rely on more subjective positive indicators. As a result, Management determined that it is less than likely the Company will recognize the remaining net deferred tax asset in the U.S. and recorded a corresponding increase in the related valuation allowance. As of December 31, 2025, the Company’s total valuation allowance related to net U.S. deferred income tax assets was $686 million, resulting in no recognized deferred tax assets for the U.S. operations.

Following an evaluation of the Company’s ability to realize deferred income tax assets related to its Canadian operations, it was determined that positive evidence, including sustained historical earnings, outweighed any negative evidence for certain Canadian subsidiaries. Accordingly, no valuation allowance was required for the majority of the Company’s net Canadian deferred income tax assets. However, certain Canadian subsidiaries were in a cumulative three‑year loss position as of December 31, 2025, which limited the ability to rely on more subjective positive indicators or evidence. As a result, a valuation allowance was recorded for the net deferred tax assets of such subsidiaries. As of December 31, 2025, the Company’s total valuation allowance related to net Canadian deferred income tax assets was $72 million.

The non-cash charge to increase the valuation allowance has no impact on consolidated operating income or cash flows and does not restrict the Company’s ability to utilize tax loss carryforwards or other deferred tax assets in future periods. If, in a subsequent period, sufficient objective positive evidence becomes available to support the realizability of some or all of the deferred tax assets for which an allowance has been recorded, the amount will be reduced as appropriate, with the corresponding adjustment recognized as a reduction of the income tax provision.

As of December 31, 2025, the Company has recorded a cumulative deferred tax liability of $12 million (2024 – $18 million) for foreign withholding tax and various state income taxes associated with the future repatriation of its unremitted foreign earnings. The Company did not provide for deferred taxes on the outside basis differences in its investments in its foreign subsidiaries that are unrelated to earnings as it estimates that this deferred tax liability covers all tax liabilities with foreign investments to date. The Company is indefinitely reinvested in the outside basis differences of its remaining foreign subsidiaries.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 8. INCOME TAXES (CONTINUED)

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

At December 31, 2025, the Company had gross unrecognized tax benefits of approximately $61 million ($60 million and $54 million for 2024 and 2023, respectively). If recognized in 2025, $17 million of these tax benefits would impact the effective tax rate. These amounts represent the gross amount of exposure in individual jurisdictions and do not reflect any additional benefits expected to be realized if such positions were sustained, such as federal deduction that could be realized if an unrecognized state deduction was not sustained.

	December 31,	December 31,	December 31,
	2025	2024	2023
	$	$	$
Balance at beginning of year	60	54	25
Acquisition of businesses	—	—	30
Additions for tax positions related to current year	3	3	4
Additions for tax positions of prior years	3	6	1
Reductions for tax position of prior years	—	—	(3)
Expirations of statutes of limitations	(6)	(3)	(3)
Interest	1	1	—
Foreign exchange	—	(1)	—
Balance at end of year (1)	61	60	54

(1)
As of December 31, 2025, $50 million of these unrecognized tax benefits are reducing Deferred income tax assets in the Consolidated Balance Sheets (2024 – $31 million) and are included in the Deferred tax assets and liabilities table above. The remaining balance of $11 million is included in Deferred income taxes and other in the Consolidated Balance sheets (2024 – $29 million).

The Company recorded $1 million of accrued interest associated with unrecognized tax benefits for the period ending December 31, 2025 ($1 million for 2024 and less than $1 million for 2023). The Company recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of tax expense.

The main jurisdictions where the Company and its subsidiaries file tax returns for 2025 are the U.S. and Canada. The Company and its subsidiaries also file returns in other countries in Europe and Asia as well as various U.S. states and Canadian provinces. At December 31, 2025, the Company’s subsidiaries are subject to foreign federal income tax examinations for 2020 and subsequent tax years. Years prior to 2022 are closed from a U.S. federal cash tax liability standpoint. The Company does not anticipate that adjustments stemming from these audits would result in a significant change to the results of its operations and financial condition.

PILLAR TWO - GLOBAL ANTI-BASE EROSION MODEL RULES (“GloBE Rules”)

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the GloBE Rules designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. The Company has performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the year ended December 31, 2025. The Company continues to evaluate their impact on future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 9.

INVENTORIES

The following table presents the components of inventories:

	December 31,	December 31,
	2025	2024
	$	$
Work in process and finished goods	763	682
Raw materials	371	344
Operating and maintenance supplies	365	368
	1,499	1,394

Certain domestic raw materials, in process and finished goods inventories are valued based on the LIFO method. LIFO inventories were $363 million and $305 million at December 31, 2025 and 2024, respectively. If inventories valued under the LIFO basis had been valued using the FIFO method, inventories would have been $29 million higher than reported at December 31, 2025 and $14 million higher at December 31, 2024.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 10.

PROPERTY, PLANT AND EQUIPMENT

The following table presents the components of property, plant and equipment:

	Range of useful lives	December 31,	December 31,
	(in years)	2025	2024
		$	$
Machinery and equipment	3 – 20	3,690	3,567
Buildings and improvements	10 – 40	656	620
Timberlands	(1)	292	309
Assets under construction	—	159	170
		4,797	4,666
Less: Accumulated depreciation		(1,720)	(1,131)
		3,077	3,535

(1)
Amortization is calculated using the unit of production method.

Depreciation expense related to property, plant and equipment for the year ended December 31, 2025 was $324 million (2024 – $333 million; 2023 – $281 million).

Impairment of long-lived assets

For the year ended December 31, 2025, the Company recorded impairment charges of $349 million as a reduction to the carrying value of property, plant and equipment (2024 – nil; 2023 – $31 million) (see Note 14 “Closure and Restructuring, Impairment of Long-Lived Assets and Asset Conversion Costs” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The components of lease expense were as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Operating lease expense	32	34	36
Variable lease expense (1)	11	10	17

Finance lease expense:
Amortization of right-of-use assets	2	1	1
Interest on lease liabilities	—	—	—
Total finance lease expense	2	1	1

(1)
Variable lease expense is determined by the consumption of the underlying asset.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	35	36	35
Operating cash flows from finance leases	1	—	—
Financing cash flows from finance leases	2	1	1

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	13	31	35
Finance leases	3	2	1

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 11. LEASES (CONTINUED)

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2025	2024
	$	$
Operating leases
Operating lease right-of-use assets	71	113

Lease liabilities due within one year	25	28
Long-term operating lease liabilities	64	86
	89	114

Finance leases
Property, plant and equipment	12	9
Accumulated depreciation	(3)	(2)
	9	7

Long-term debt due within one year	2	1
Long-term debt	5	4
	7	5

Weighted-average remaining lease term
Operating leases	5.5 years	5.6 years
Finance leases	3.7 years	3.8 years

Weighted-average discount rate
Operating leases	6.4%	6.2%
Finance leases	7.4%	8.2%

Maturities of lease liabilities at December 31, 2025 were as follows:

Operating leases
$
2026	29
2027	24
2028	16
2029	12
2030	7
Thereafter	21
Total lease payments	109

Less: Imputed interest	20

Total lease liabilities	89

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 12.

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

	December 31,	December 31,
	2025	2024
	$	$
Balance at beginning of year	33	—
Acquisition of Iconex Paper (Note 3)	—	33
Purchase price accounting adjustment	2	—
Balance at end of year	35	33

The goodwill at December 31, 2025 and 2024 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

	Estimated useful lives	December 31,			December 31,
	(in years)	2025			2024
		Gross carrying	Accumulated		Gross carrying	Accumulated
		amount	amortization	Net	amount	amortization	Net
Definite-lived intangible assets subject to amortization		$	$	$	$	$	$
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(4)	11	15	(3)	12
Customer relationships	8	110	(16)	94	110	(2)	108
Total		134	(21)	113	134	(6)	128

Amortization expense related to intangible assets for the year ended December 31, 2025 was $15 million (2024 – $3 million; 2023 – $1 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2026	2027	2028	2029	2030
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 13.

OTHER ASSETS

The following table presents the components of other assets:

	December 31,	December 31,
	2025	2024
	$	$
Pension asset - defined benefit pension plans	285	250
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	242	195
Off-market contracts	62	71
Restricted cash	41	59
Other	44	43
	674	618

At December 31, 2025 and 2024, restricted cash included in Other assets in the Consolidated Balance Sheets represents amounts held in trust to pay for the costs of an environmental project at the Kingsport linerboard mill. The restriction will lapse when the related long-term debt is paid off.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 14.

CLOSURE AND RESTRUCTURING, IMPAIRMENT OF LONG-LIVED ASSETS AND ASSET CONVERSION COSTS

Idling of Coosa Pines, Alabama mill

On March 24, 2026, the Company announced that it will indefinitely idle operations at its Coosa Pines, Alabama, facility in May 2026. This idling will reduce the Company’s annual market pulp production capacity by approximately 270,000 air-dried metric tons and will result in a workforce reduction of approximately 285 employees.

Costs in connection with the closure of the Coosa Pines fluff pulp mill are expected to be incurred largely in the first quarter of 2026. The closure is expected to result in an aggregate pre-tax earnings charge of approximately $45 million, of which an estimated $23 million are non-cash charges related to the write-off of the carrying amount of the equipment, related spare parts and inventory, an estimated $7 million are cash charges related to severance, employee benefits and termination costs and an estimated $15 million charge for other closure and cleanup costs.

Impairment of long-lived assets

In the fourth quarter, the Company initiated a process to pursue the sale of a portfolio of non‑core pulp and paper assets. Based on this review, the Company identified indicators of impairment at those operations for the year ended December 31, 2025.

In connection with the indefinite closure and temporary production curtailment announcements in response to weaker lumber demand conditions, increased countervailing and anti-dumping duties and the introduction of a 10% U.S. tariff in the fourth quarter on Canadian-origin softwood lumber products exported to the U.S as well as the ongoing economic uncertainty, the Company determined there were indicators of impairment at certain of its Wood Products lumber operations for the year ended December 31, 2025.

A discounted cash flow model was used to estimate the fair value of the Wood Products impaired asset groups. This discounted cash flow model was projected based on experience as well as management’s assessment of future trends in the lumber industry, based on external and internal sources of data. Assumptions include sales volumes, commodity prices, production costs, the discount rate, applicable foreign exchange rates, duties, tariffs, operating rates of the assets, and the future capital required to maintain the assets for their current operating conditions. Estimated future cash flows were discounted at a rate of 15%.

The fair values of Paper and Packaging as well as the Pulp and Tissue impaired asset groups were derived from indicative non-binding offers from potential buyers.

As a result of these assessments, the Company recorded impairment charges of $185 million in the Paper and Packaging segment, $136 million in the Wood Products segment, $30 million in the Pulp and Tissue segment, and $3 million as corporate charges for the year ended December 31, 2025. The impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of $335 million, operating lease right-of-use assets of $17 million and other assets of $2 million. These charges were recorded under Impairment of long‑lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Power generation assets impairment costs

On September 8, 2025, the Company transferred certain power generation assets to PECHC, an affiliated company, through the creation and transfer of a special purpose entity. As a result, these power generation assets were evaluated for impairment and during the year ended December 31, 2025, the Company recorded $7 million of write-off of off-market contracts and $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

For the year ended December 31, 2025, the Company recorded $1 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss). Additionally, the Company recorded $18 million of write-off of inventory, $8 million of severance and termination costs and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Catalyst restructuring and impairment costs, British Columbia mills

On August 16, 2023, it was announced that operations at the Tiskwat mill at Powell River would be curtailed permanently. On January 25, 2024, the Company announced the indefinite curtailment of the Crofton mill paper operations. On December 2, 2025, the Company announced the permanent closure of operations at the Crofton mill. While pulp production is being discontinued, the Company continues to manage the site in compliance with all applicable environmental and other laws and is exploring a variety of possibilities for the future of the site.

As a result, for the year ended December 31, 2025, the Company recorded $10 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $8 million of accelerated depreciation; 2023 – $25 million of write-off of property, plant and equipment under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss)).

For the year ended December 31, 2025, the Company also recorded $17 million of severance and termination costs, $19 million of write-off of inventory, and $3 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) (2024 – $4 million of severance and termination costs and $2 million of write-off of inventory; 2023 – $8 million of severance and termination costs and $8 million of environmental closure costs).

Idling and sale of Espanola, Ontario mill

On September 6, 2023, the Company announced the indefinite idling of the Espanola mill’s pulp and paper operations for an expected period greater than one year. The mill has been idled after years of ongoing operating losses and high costs associated with maintaining and operating the facility. The pulp mill was shut down in early October 2023, and the paper machines were shut down in early 2024.

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility. On October 17, 2025, the Company completed the sale. As a result, for the year ended December 31, 2025, the Company recorded $12 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

For the year ended December 31, 2025, the Company also recorded reversals of $1 million of environmental closure costs and $1 million of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

DECEMBER 31, 2025

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

Other Costs

During 2025 other costs related to previous and ongoing closures and restructuring included $3 million of severance and termination costs and $11 million of other costs (2024 – $2 million of severance and termination costs and $12 million of other costs; 2023 – $1 million of severance and termination costs and $11 million of other costs).

The following table provides the activity in the closure and restructuring and transaction costs liability:

	December 31,	December 31,
	2025	2024
	$	$
Balance at beginning of year	10	31
Additions and other changes	33	16
Payments	(17)	(37)
Balance at end of year (1)	26	10

(1)
At December 31, 2025, $26 million is shown in Trade and other payables.

The $26 million provision is comprised of severance and termination costs of $23 million, and other costs of $3 million.

Closure and restructuring costs are based on management’s best estimates at December 31, 2025. Actual costs may differ from these estimates due to subsequent developments such as the results of environmental studies, the ability to find a buyer for assets set to be dismantled and demolished and other business developments. As such, additional costs and further impairment charges may be required in future periods.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 15.

TRADE AND OTHER PAYABLES

The following table presents the components of trade and other payables:

	December 31,	December 31,
	2025	2024
	$	$
Trade payables	554	575
Payroll-related accruals	114	153
Other accruals	187	209
	855	937

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16.

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT

The following table presents the changes in Accumulated other comprehensive income (loss) by component(1) for the periods ended December 31, 2024 and December 31, 2025.

	Net derivative gains (losses) on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2023	5	(72)	30	(7)	(44)
Natural gas swap contracts	(2)	N/A	N/A	N/A	(2)
Currency options	(7)	N/A	N/A	N/A	(7)
Foreign exchange forward contracts	(39)	N/A	N/A	N/A	(39)
Net gain	N/A	54	9	N/A	63
Foreign currency items	N/A	N/A	N/A	(99)	(99)
Other comprehensive (loss) income before reclassifications	(48)	54	9	(99)	(84)
Amounts reclassified from Accumulated other comprehensive income (loss)	15	1	(2)	—	14
Net current period other comprehensive (loss) income	(33)	55	7	(99)	(70)
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	22	N/A	N/A	N/A	22
Net gain	N/A	30	(2)	N/A	28
Foreign currency items	N/A	N/A	N/A	56	56
Other comprehensive income before reclassifications	26	30	(2)	56	110
Amounts reclassified from Accumulated other comprehensive income (loss)	11	(2)	2	—	11
Net current period other comprehensive income	37	28	—	56	121
Balance at December 31, 2025	9	11	37	(50)	7

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 16. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) BY COMPONENT (CONTINUED)

The following table presents reclassifications out of Accumulated other comprehensive income (loss):

Details about Accumulated other comprehensive income (loss) components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Year ended December 31, 2025	Year ended December 31, 2024	Year ended December 31, 2023
	$	$	$
Net derivative losses on cash flow hedge
Natural gas swap contracts (1)	3	(9)	(10)
Currency options and forwards (1)	(18)	(11)	(11)
Total before tax	(15)	(20)	(21)
Tax benefit	4	5	5
Net of tax	(11)	(15)	(16)

Amortization of defined benefit pension items
Amortization of net actuarial gain (2)	2	1	—
Amortization of prior year service cost (2)	—	(2)	—
Curtailment loss (2)	—	—	(3)
Total before tax	2	(1)	(3)
Tax benefit	—	—	1
Net of tax	2	(1)	(2)

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	2	2	3
Amortization of prior year service credit (2)	(4)	—	—
Total before tax	(2)	2	3
Tax benefit	—	—	—
Net of tax	(2)	2	3

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17.

LONG-TERM DEBT

		Par		December 31,	December 31,
	Maturity	Amount	Currency	2025	2024
		$		$	$
Unsecured notes
6.25% Notes	2042	116	USD	119	120
6.75% Notes	2044	150	USD	155	155
Senior secured notes
6.75% Notes	2028	642	USD	642	642
ABL Revolving Credit Facility	2028	595	USD	595	480
Bank Term Loan	2028	144	USD	144	—
First Lien Term Loan	2028	307	USD	306	323
Farm Credit Term Loan A	2030	574	USD	570	603
Farm Credit Term Loan B	2028	241	USD	241	255
IRB Bonds	2029	60	USD	60	60
Other			USD	6	5
Finance lease obligations	2025-2030			7	5
				2,845	2,648

Less: Unamortized debt issuance costs				21	25

Less: Due within one year				75	66
				2,749	2,557

Principal long-term debt repayments, including finance lease obligations, in each of the next five years will amount to:

	Long-term debt	Finance leases
	$	$
2026	73	2
2027	72	2
2028	1,882	1
2029	92	1
2030	445	1
Thereafter	271	—
	2,835	7
Less: Amounts representing interest	—	—
Total payments	2,835	7

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

ABL REVOLVING CREDIT FACILITY

On March 1, 2023, the Company amended its ABL Revolving Credit Facility that matures on March 1, 2028 (extended from November 30, 2026). The Company’s ABL Revolving Credit Facility provides for revolving loans and letters of credit of up to $1.0 billion (up from $400 million), subject to borrowing base capacity. On February 26, 2025, the Company entered into an amendment (the “Third ABL Amendment”) to its ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Availability is subject to the borrowing base as calculated monthly. Borrowings under the ABL FILO Loan bear interest at a floating rate per annum of, at the Company’s option, SOFR (adjusted by 0.10%) plus an applicable margin of 2.75% or base rate plus 1.75%.

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

The ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.75 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as at December 31, 2025.

On December 31, 2025, the Company had borrowings of $595 million and $155 million of letters of credit outstanding under this facility, leaving unused commitments of $390 million available (2024 – $480 million and $158 million, respectively).

BANK TERM LOAN

On January 28, 2025, the Company entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Company's Bank Term Loan will amortize in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on the Company's ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At December 31, 2025, there were $144 million of borrowings outstanding under the Bank Term Loan.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

During the year ended December 31, 2025, the Company repaid $33 million of Farm Credit Term Loan A, and $14 million of Farm Credit Term Loan B, as required for quarterly amortization (2024 – $33 million and $14 million, respectively). At December 31, 2025, there was $574 million of borrowings under Farm Credit Term Loan A and $241 million of borrowings under Farm Credit Term Loan B (2024 – $608 million and $255 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

FIRST LIEN TERM LOAN FACILITY

On November 30, 2021, the Company entered into the Term Loan Facility maturing November 30, 2028.

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

During the year ended December 31, 2025, the Company repaid $19 million as required for quarterly amortization (2024 –
$19 million). The Company also repaid $283 million on March 1, 2023 pursuant to the Acquisition and related to the issue of Farm Credit Term Loan B for $283 million. At December 31, 2025 there was $307 million of borrowings outstanding under the Term Loan Facility (2024 – $325 million).

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

At December 31, 2025 and 2024, there was $642 million of Notes outstanding.

COMMON ATTRIBUTES OF THE TERM LOAN FACILITIES, THE NOTES AND IRB BOND

The Company’s obligations in respect to the Farm Credit Term Loan, the Term Loan Facility, Bank Term Loan, the Notes and IRB Bond are guaranteed by its immediate parent and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. The obligations have a first-priority lien on the fixed assets of its wholly-owned material U.S. subsidiaries’ fixed assets and a second-priority lien on the current asset collateral (second in priority to the liens securing the ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens. The Farm Credit Term Loan, the Term Loan Facility, Bank Term Loan, the Notes and IRB Bond are ranked pari passu, subject to intercreditor agreements.

The Company is required to prepay the Farm Credit Term Loan, the Term Loan Facility, Bank Term Loan, the Notes and IRB Bond with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights. The Company is required to prepay the Farm Credit Term Loan and the Term Loan Facility and Bank Term Loan with 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow in each case, subject to certain exceptions.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 17. LONG-TERM DEBT (CONTINUED)

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

The Company is focused on generating additional liquidity, including from external sources. Accordingly, it has undertaken a number of actions that seek to enhance access to liquidity in the business. The Company is conducting a comprehensive review of the assets in its portfolio to identify assets that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; it is continuing a review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; the Company may also potentially idle certain underperforming mills and plans to reduce working capital. Additionally, in 2025, the Company took steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; announced the permanent closure of the Crofton, British Columbia pulp mill; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, the safety of employees and compliance with applicable laws and regulations.

The Company’s consolidated financial statements have been prepared on the basis that the Company is expected to be able to realize its assets and discharge its liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. Significant judgement was applied in performing a liquidity assessment to evaluate whether the Company has sufficient liquidity for the next 12 months using a cash flow model. Based on current assumptions, including those related to expected operating margin and other non-discretionary cash inflows and outflows, the Company expects to have sufficient liquidity to meet its obligations over the next 12 months. In addition to these assumptions, the Company’s liquidity position is supported by its available cash balances, access to existing credit facilities, and anticipated cash flows from operations.

The Company’s ability to meet its debt service requirements and liquidity needs will depend on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond its control.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 18.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	December 31,	December 31,
	2025	2024
	$	$
Provision for environmental and asset retirement obligations	103	107
Contingent consideration for contingent value right	178	154
Other	51	54
	332	315

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company has environmental liabilities of $55 million recorded as of December 31, 2025 (2024 – $57 million) primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $58 million recorded as of December 31, 2025 (2024 – $56 million), primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

For the year ended December 31, 2025, the Company’s operating expenses for environmental matters amounted to $123 million (2024 – $128 million; 2023 – $101 million).

The Company made capital expenditures for environmental matters of $32 million during the year ended December 31, 2025 (2024 – $11 million; 2023 – $18 million).

The following table reflects changes in the reserve for environmental remediation and asset retirement obligations:

	December 31,	December 31,
	2025	2024
	$	$
Balance at beginning of year	113	124
Additions and other changes	12	1
Reversal of provision	(2)	—
Environmental spending	(12)	(7)
Effect of foreign currency exchange rate change	2	(5)
Balance at end of year (1)	113	113

(1)
At December 31, 2025, $10 million is shown in Trade and other payables and $103 million is shown in Other liabilities and deferred credits in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

At December 31, 2025, anticipated undiscounted payments in each of the next five years are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	$	$	$	$	$	$	$
Environmental provision and asset retirement obligations	10	15	3	3	2	153	186

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at December 31, 2025, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

OTHER COMMERCIAL COMMITMENTS

The Company has commitments to purchase property, plant and equipment, roundwood, wood chips, gas and certain chemicals. Purchase orders in the normal course of business are excluded from the table below. Any amounts for which the Company is liable under purchase orders are reflected in the Consolidated Balance Sheets as Trade and other payables. Minimum future payments under these other commercial commitments, determined at December 31, 2025, were as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	$	$	$	$	$	$	$
Other commercial commitments	213	29	11	2	1	14	270

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At December 31, 2025, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At December 31, 2025, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of December 31, 2025, will not have a material adverse effect on the Company's Consolidated Financial Statements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce's decision was issued on April 30, 2024. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded Commerce on its methodology further to two recent decisions of the U.S. Court of Assents for the Federal Circuit. On September 17, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping first administrative review. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On September 10, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping second administrative review. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the U.S. Court of International Trade (“CIT”) to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. On September 29, 2025, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping sixth administrative reviews. All appellate reviews described above remain pending, except for the anti-dumping first and second administrative reviews.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of December 31, 2025, the Company had $133 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of December 31, 2025, a total of $731 million of cash deposits ($517 million of countervailing and $214 million of anti-dumping duties) on estimated softwood lumber duties were paid. Of this amount, $563 million of deposits ($443 million of countervailing and $120 million of antidumping duties) were paid at acquisition date and were included in the purchase price allocation (refer to Note 3 “Acquisition and Sale of Businesses”). These deposits are measured, since the acquisition, using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following table reconciles the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the year ended December 31, 2025			For the year ended December 31, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	36	46	82	15	31	46
Cash deposits paid recognized as receivable	(9)	(11)	(20)	(4)	(8)	(12)
	27	35	62	11	23	34

(1)
Deposits paid since the acquisition are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following table outlines the changes in duties receivable:

	December 31, 2025			December 31, 2024
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of period	146	49	195	123	36	159
Cash deposits paid recognized as recoverable	9	11	20	4	8	12
Accretion	21	6	27	19	5	24
Balance at end of year (1)	176	66	242	146	49	195

(1)
The balance of $242 million is shown in Other assets in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 19. COMMITMENTS AND CONTINGENCIES (CONTINUED)

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick, and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company's emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $109 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024. On August 27, 2024, the Quebec Superior Court rendered its judgment, declaring that (i) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of these pension plans are extinguished and have been released and discharged by the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended; and (ii) claims for additional contributions to the New Brunswick, and Newfoundland and Labrador pension plans resulting from partial wind-ups of the pension plans on the basis of facts that took place prior to April 17, 2009 are inconsistent with the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended. On September 17, 2024, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed a motion seeking leave to appeal, which was denied. On January 7, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed an application for leave to appeal to the Supreme Court of Canada, which was rejected by the Supreme Court of Canada on September 23, 2025.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

On March 5, 2025, the Company also received a letter from USEPA Region 5 seeking recovery of “Response Costs” for the period up to November 30, 2024. On October 2, 2025, the parties signed a statute-of-limitations tolling agreement.

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

For the year ended December 31, 2025, the Company recognized direct costs of $13 million (2024 – $8 million; 2023 – $25 million) which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $3 million (2024 – $5 million; 2023 – $3 million) for the year ended December 31, 2025, under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the year ended December 31, 2025, $16 million was received from the insurer (2024 – $27 million; 2023 – $30 million).

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of December 31, 2025 and December 31, 2024, no single customer represented more than 10% of the Company’s receivables.

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings. Current contracts are used to hedge a portion of forecasted purchases of natural gas over the next 1 month.

As of December 31, 2025, the Company hedged 1% of its forecasted purchases of natural gas under derivative contracts for 2026. The natural gas derivative contracts were effective as of December 31, 2025.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian operations over the next 11 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive income (loss) to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

As of December 31, 2025, the Company hedged 35% of its forecasted net Canadian dollars cash exposures under contracts for 2026. The foreign exchange derivative contracts were effective as of December 31, 2025.

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

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 20. DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at December 31, 2025 and December 31, 2024, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

		Quoted prices in	Significant	Significant
		active markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs
Fair Value of financial instruments at:	2025	(Level 1)	(Level 2)	(Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	15	—	15	—	(a)	Prepaid expenses
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	75	—	75	—	(b)	Long-term debt due within one year
Long-term debt	2,348	—	2,348	—	(c)	Long-term debt
Contingent consideration for contingent value right	178	—	—	178	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024. The carrying value of the Company’s long-term debt due within one year is $75 million and $66 million at December 31, 2025 and December 31, 2024, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,749 million and $2,557 million at December 31, 2025 and December 31, 2024, respectively.
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

DECEMBER 31, 2025

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

The Company’s CODM, the owner and sole shareholder of Domtar, reviews segment operating income, as well as revenue, in the budgeting and forecasting process and considers actual versus budget variances in assessing the performance of the segment and the allocation of resources. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. The Company believes it is appropriate to disclose this measure to help analyze segment performance and trends. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance. Segment operating income excludes certain corporate expenses that are not related to segment activities and are presented on the Corporate and other line. The Company excludes these items from segment operating income in order to provide better transparency of its segment operating results. Additionally, no segment assets are reported as they are not identifiable by segment.

The Company attributes sales to customers in different geographical areas on the basis of the location of the customer.

Long-lived assets consist of property, plant and equipment, operating lease right-of-use assets, goodwill and intangible assets used in the generation of sales in the different geographical areas.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
SEGMENT DATA	2025	2024	2023
	$	$	$
Sales by segment
Paper and packaging	4,679	4,727	4,907
Pulp and tissue	1,378	1,510	1,202
Wood products	960	1,006	860
Total for reportable segments	7,017	7,243	6,969
Intersegment sales	(74)	(89)	(33)
Consolidated sales	6,943	7,154	6,936

Sales by product group
Communication papers	2,198	2,466	2,609
Specialty and packaging papers	1,255	1,167	1,138
Market pulp	1,725	1,744	1,718
Linerboard	244	193	69
Newsprint	323	351	350
Tissue	238	227	192
Wood	960	1,006	860
Consolidated sales	6,943	7,154	6,936

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Other costs by segment
Paper and packaging	4,633	4,344	4,649
Pulp and tissue	1,443	1,420	1,165
Wood products	1,143	1,119	964
Total for reportable segments	7,219	6,883	6,778
Corporate and other	119	53	(106)
Consolidated other costs	7,338	6,936	6,672

Operating (loss) income from continuing operations
Paper and packaging	(1)	331	238
Pulp and tissue	(92)	53	24
Wood products	(183)	(113)	(104)
Corporate and other	(119)	(53)	106
Consolidated operating (loss) income from continuing operations	(395)	218	264
Interest expense, net	237	237	234
Non-service components of net periodic benefit cost	(16)	(20)	(12)
(Loss) earnings before income taxes	(616)	1	42
Income tax expense (benefit)	188	18	(233)
(Loss) earnings from continuing operations	(804)	(17)	275
Earnings from discontinued operations, net of taxes	—	—	13
Net (loss) earnings	(804)	(17)	288

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 21. SEGMENT DISCLOSURES (CONTINUED)

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Additions to property, plant and equipment
Paper and packaging	184	182	217
Pulp and tissue	39	49	35
Wood products	27	53	66
Corporate and other	2	4	13
Consolidated additions to property, plant and equipment	252	288	331
Add (Deduct): Change in payables on capital projects	(4)	(8)	11
Consolidated additions to property, plant and equipment per Consolidated Statements of Cash Flows	248	280	342

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$
Geographic information
Sales
United States	4,901	5,153	4,983
Canada	729	756	775
Asia	740	723	686
Europe	345	316	349
Other foreign countries	228	206	143
	6,943	7,154	6,936

	December 31,	December 31,
	2025	2024
	$	$
Long-lived assets
United States	1,991	2,178
Canada	1,305	1,631
	3,296	3,809

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

NOTE 22.

RELATED PARTY TRANSACTIONS

For the year ended December 31, 2025, the Company purchased $12 million (2024 and 2023 – nil) of electricity from an affiliated company and provided services of $8 million (2024 and 2023 – nil) to the same affiliated company. These costs are included, on a net basis, in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Cost of sales.

For the year ended December 31, 2025, the Company recognized $19 million of administrative expenses paid to an affiliated company (2024 – $22 million; 2023 – $28 million). These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

For the year ended December 31, 2024, the Company purchased $7 million of wood fiber from Paper Excellence affiliates.

The Company has other receivables with affiliated companies of $33 million and $35 million at December 31, 2025 and December 31, 2024, respectively.

The Company has other payables with affiliated companies of $8 million and $7 million at December 31, 2025 and December 31, 2024, respectively.

The Company has notes receivable issued by PECHC, an affiliated company, of $64 million and nil at December 31, 2025 and December 31, 2024, respectively. The subject interest-bearing notes were issued as consideration for the transfer of certain power generation assets to PECHC through the creation and sale of a special purpose entity (see Note 3 “Acquisition and Sale of Businesses” for more details). Concurrently, the Company entered into agreements to provide services to, and make purchases from, the subject entity, on arm's length terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has nothing to report under this item.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as at December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Refer to Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter ended December 31, 2025.

ITEM 9B. OTHER INFORMATION

The Company has nothing to report under this item.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is presented in Item 1, Business, under the caption “Our Executive Officers”.

Set forth in the table below is the list of our directors, together with certain biographical information, including their ages as of March 1, 2026.

Name	Age	Principal Occupation
Tom Shih	55	Chief, Legal Affairs, Paper Excellence Canada Holdings Corporation
Hardi Wardhana	54	Director, Global Head of M&A, Paper Excellence

Tom Shih has been a director of the Company since November 30, 2021. Mr. Shih previously served as General Counsel for the Paper Excellence Group (“Group”) and headed the legal department of the organization since 2011. In this capacity, he provided guidance to shareholder, executives and managers at all levels on all legal, corporate/commercial, regulatory, government affairs, compliance and strategic management matters relating to the Group and its various subsidiaries and affiliates. Currently he serves as Chief, Legal Affairs for Paper Excellence Canada Holdings Corporation. Mr. Shih holds several advanced degrees from the University of California, Los Angeles, including Juris Doctor (J.D.), Doctor of Environmental Science & Engineering (D.Env.), Master of Public Health (M.P.H.), and a Bachelor of Science in Biology. He is a licensed attorney with expertise in international, corporate, contracts, regulatory and environmental laws and regulations. Prior to his legal practice, Mr. Shih worked for over 5 years as an Environmental Scientist at the California Environmental Protection Agency, Water Resources Control Board.

Hardi Wardhana has been a director of the Company since November 30, 2021. Mr. Wardhana has been with the Paper Excellence Group since inception in 2006. He is currently a Director of Paper Excellence B.V., and the Global Head of M&A. Mr. Wardhana has been involved in all the M&A transactions within the Paper Excellence Group, overseeing a total of about US$8 billion in transaction value across Canada, France, Germany, Brazil and U.S. Mr. Wardhana previously worked at McKinsey & Co as a management consultant. He earned a Bachelor of Science in Mechanical Engineering from Columbia University, a Master of Science in Engineering-Economic Systems from Stanford University and a master’s in finance from the London Business School.

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

ITEM 11. EXECUTIVE COMPENSATION

Key Compensation Decisions in 2025

For the 2025 Annual Bonus Plan, no bonus was paid to participants. The performance metrics were weighted 70% on company EBITDA performance, 10% on Health & Safety and 20% on Productivity. The maximum payout opportunity was set at 150% of target to limit payout costs. The minimum was set at 50%. The targeted Adjusted EBITDA reflected the approved budgeted amount, and the threshold was calculated at 85% of the targeted Adjusted EBITDA and maximum calculated at 125%.

The 2025 Domtar Corporation Amended and Restated Long-Term Incentive Plan (LTIP) was comprised of non-equity awards, consisting of 50% Restricted Units that are service-based, which vest and settle in cash at the end of three years (in March of 2028), and 50% Performance Units, with payout opportunities ranging from 0% to 200% of target, which vest and settle in cash at the end of three years (in March 2028). The Performance Units have three tranches equally weighted at 25% with annual goals (for each of 2025, 2026, and 2027) and a fourth tranche based on the average of the actual 3-year results, also weighted at 25%. The maximum payout under the LTIP plan is 150%: (Max of 100% on Restricted Units x 50% weighting = 50%) + (Max of 200% on Performance Units x 50% weighting = 100%). Performance targets are determined each year at budget time. For the 2025 performance-based KPI, which included Year 1 of the 2025 Grant and Year 2 of the 2024 Grant, metrics included Leverage Ratio at year-end and Free Cash Flow, each weighted at 50%. A threshold for the Leverage Ratio was introduced, as opposed to the 2024 “all or nothing” methodology.

A Non-Qualified Deferred Compensation Plan was implemented for U.S. executives in 2024 to provide enhanced retirement savings opportunities for eligible executives beyond amounts allowed by the IRS to a 401(k) plan. The plan allows voluntary deferrals up to 50% of pretax base salary and up to 100% of annual bonus compensation, thereby lowering taxable compensation and delaying income tax payment to a later year. Participant deferrals, however, are subject to FICA tax when deferred, and are always 100% vested. None of the Named Executive Officers participated in the plan in 2025.

Named Executive Officers

Steve Henry continued to serve as President of the Paper & Packaging business unit and Principal Executive Officer (“PEO”) of Domtar with the responsibility to sign SEC disclosures such as the Form 10-K and the certifications for the Forms 10-K and 10-Qs. In September 2024, Mr. Henry was appointed as a member of the Management Board.

Joseph Ragan continued to serve as EVP & Chief Financial Officer.

Richard Tremblay continued to serve as President of the Pulp & Tissue business unit.

Luc Thériault continued to serve as President of the Wood Products business unit.

For 2025, our Named Executive Officers (“NEOs”) are:

Steve Henry	Principal Executive Officer (PEO) / President, Paper & Packaging Business Unit
Joe Ragan	Executive Vice President & Chief Financial Officer (CFO)
Richard Tremblay	President, Pulp & Tissue Business Unit
Luc Thériault	President, Wood Products Business Unit

2025 Compensation Results

Annual bonus awards as a percentage of target earned by our NEOs based on business results for 2025 were: 0% for Paper & Packaging; 0% for Pulp & Tissue; 0% for Wood Products; and 0% for the North America Corporate Center.

The status of the LTIP performance results are summarized below:

Domtar – LTIP Performance Units (“PUs”):

•
2024 PUs – Second year awards banked at 0% (Year 2 results are 0% multiplied by one-fourth of the measurement period or 25%) for the Leverage Ratio and Free Cash Flow during FY2025. Both Performance Units (as adjusted for performance results) and Restricted Units will vest on December 31, 2026, and will be settled by March 15, 2027.
•
2025 PUs – First year awards banked at 0% (Year 1 results are 0% multiplied by one-fourth of the measurement period or 25%) for the Leverage Ratio and Free Cash Flow during FY2025. Both Performance Units (as adjusted for performance results) and Restricted Units will vest on December 31, 2027, and will be settled by March 15, 2028.

Domtar – Legacy LTIP Performance Units (“PUs”):

All previous outstanding equity awards have been paid out in their entirety.

•
2023 PUs – Third year awards banked at 0% (Year 3 results are 0% multiplied by one-third of the measurement period or 33.33%) for Adjusted Cash Flow from Operating Activities and Kingsport Productivity Ramp performance during 2025. This completes the performance period for the 2023 LTIP PU award, resulting in a total payout of 57.81%. Both Performance Units and Restricted Units vested on December 31, 2025, and will be settled by March 15, 2026.

Resolute – Legacy LTIP Performance Share Units (“PSUs”):

•
2023 PSUs - Granted on January 1, 2023, 2023 PSUs continue to vest over the 38-month vesting period from the grant date through February 28, 2026, and will settle at $20.50/unit, at the target level of performance (100%) for the PSUs. The Restricted Units vest ratably at 25% each December 1, with the third tranche vested and paid out as of December 1, 2025. The final and fourth tranche for the Restricted Units will vest on December 1, 2026.

Each PSU (whether vested or unvested and including any corresponding dividend equivalents) will provide a Contingent Value Right (“CVR”), in accordance with the merger agreement.

Additional Information on Executive Compensation Program

Compensation Decisions for 2025 – Principal Executive Officer (“PEO”) Details

The table below shows target total direct compensation for Domtar’s PEO.

Steve Henry: Domtar PEO/President, Paper & Packaging Business Unit – Target Total Direct Compensation:

			Change
Steve Henry	2024	2025	Dollars	Percent
Base Salary	$636,000	$667,800	$31,800	5.0%
Annual Incentive Plan
Target % of Base Salary	80%	80%
Target Dollars	$508,800	$534,240	$25,440	5.0%
Target Total Cash	$1,144,800	$1,202,040	$57,240	5.0%
Actual Payout % of Target	78.93%	0%
Actual Payout Dollars	$401,596	$0	$(401,596)	-100%
Actual Total Cash	$1,037,596	$667,800	$(369,796)	-35.6%
Long-Term Incentive (LTI)
Target % of Base Salary	120%	120%
Target Dollars	$763,200	$801,360	$38,160	5.0%
Target Total Direct Compensation	$1,908,000	$2,003,400	$95,400	5.0%

Direct Compensation Mix – at Target

The 2025 target pay mix for our PEO and other NEOs is shown below and reflects pay changes made for 2025.

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

Details of Executive Compensation Program

Components of Executive Compensation

The principal components of our ongoing compensation program for our NEOs, and their primary purposes, are detailed below:

Component	Purpose
Base salaries	Deliver a competitive level of fixed cash pay intended to reflect the primary duties of the role
Annual cash bonuses	Offer an opportunity to earn additional pay based on achieving predetermined performance goals pursuant to Annual Bonus Plan
Long-term incentives	Align executives’ interests to stay focused on maximizing the Company’s value over the long term through cash-based incentive vehicles
Retirement and other health/welfare benefits	Provide assistance with executive retirement needs, and security in case of possible illness, disability, or loss of life

Component	Purpose
Perquisites	Provide limited business-related benefits
Severance and Change- in-Control provisions	Provide protection against termination of employment for reasons beyond the executives’ control

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

• the executive’s performance throughout the year, and whether his or her duties changed during the year; and

• the overall economic climate, and the Corporation’s performance.

Base salaries in 2025 for our NEOs (in USD) were as follows:

Name	Position	2024	2025	% Change
Steve Henry	PEO / President, Paper & Packaging	$636,000	$667,800	5.0%
Joseph Ragan	CFO	$865,862	$865,862	0%
Richard Tremblay	President, Pulp & Tissue	$490,000	$507,150	3.5%
Luc Thériault	President, Wood Products	$450,000	$465,750	3.5%

Performance-Based Annual Bonuses

Annual cash bonuses focus our executive officers on achieving specific annual financial and operating results. These short-term incentives play a key role in ensuring that our total cash compensation opportunity remains competitive.

Target awards. Each NEO has a target bonus award for the plan year, expressed as a percentage of the actual base salary paid to the NEO during that year. For 2025, short-term incentive targets were as follows:

Name	Position	Target as Percent of Salary
Steve Henry	PEO / President, Paper & Packaging	80%
Joseph Ragan	CFO	45%
Richard Tremblay	President, Pulp & Tissue	100%
Luc Thériault	President, Wood Products	80%

Annual Bonus Plan (“ABP”):

Based on performance, actual awards earned can vary as a percentage of target from below threshold of 0% (if performance is below threshold for all measures) to a maximum of 150%. The targeted Adjusted EBITDA reflects the approved budgeted amount, the Threshold is calculated at 85% of the target Adjusted EBITDA and the maximum is calculated at 125% of the target Adjusted EBITDA. Achieving results at the threshold performance for any measure will result in a payout equal to 50% of the target award allocated to that measure. Between performance levels, award payouts will be interpolated on a straight-line basis. The ABP also has an Individual Performance factor (“IPF”) that is subject to employees’ meeting their individual objectives. The IPF can vary between 0% to 150%. The maximum bonus payout, meaning the total of the KPI and an IPF, that can be earned, is capped at 185% of the bonus budget at target.

Performance measures. The ABP measures results for Key Performance Indicators (“KPIs”) that we view as critical to positioning our business for the future.

The performance measures applicable for our 2025 program are described below.

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

Performance goals and results achieved. The following charts present each KPI, its weighting, the performance goals established at the beginning of 2025, results achieved for each measure, and the related payout earned as a percentage of the target award. The Management Board, in exercising its judgment regarding the appropriate level of threshold, target and maximum goals for the 2025 performance measures, considered a number of factors that included the following (without any specific weighting):

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

Each NEO’s performance is considered against key strategic initiatives, operational efficiency, and leadership goals established at the beginning of 2025.

The Company did not achieve the applicable threshold performance metrics for the 2025 performance period; accordingly, no performance-based bonuses were earned or paid for such period.

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

The 2025 LTIP awards consist of two types of vehicles, namely, Performance Units and Restricted Units. LTIP awards vest at the end of a three-year period, and payment is generally conditional on continued employment until the vesting date. Each unit to be paid is worth $1 in the participant’s local currency.

Overall Target awards. Target long-term values for 2025 awards to our NEOs are shown in the following chart:

Name		Target Award as a % of Base Salary
	Position	2024	2025	% Change
Steve Henry	PEO / President, Paper & Packaging	120%	120%	0%
Joseph Ragan	CFO	15%	45%	30%
Richard Tremblay	President, Pulp & Tissue	125%	125%	0%
Luc Thériault	President, Wood Products	120%	120%	0%

Long-Term Incentives (“LTIP”):

Award Mix. The LTIP for 2025 continued to use a portfolio approach, as shown below.

Performance Units: 50% Restricted Units: 50%

Approximately 234 of our managers participated in our cash LTIP program for 2025. The grants awarded to our managers generally comprised of RUs and PUs weighted 50% and 50%, respectively.

Additional information regarding the terms of our PU and RU awards is provided in the narrative accompanying the Grants of Plan-Based Awards Table.

Performance Measure Determinations. The performance measures for the Year 1 (2025) of our PUs are Leverage Ratio, weighted at 50% and Free Cash Flow, also weighted at 50%. The 2025 PU performance will be evaluated at the end of each individual year in the 3-year period as well as at the end of the 3-year period based on the average performance over that period. Each performance period may have separate goals, determined each year by the Plan Administrator. PUs can be earned based on the achievement against those goals. All earned PUs are banked for payout in the first quarter of 2028.

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

2025 PU Performance Measures

2023 LTIP Grant – Year 3	Weight	2025 Domtar Results	Payout as % of Target
	100%
Adjusted Cash Flow from Operating activities	80%	Between Threshold	0.00%
Packaging EBITDA	20%	Below Threshold	0.00%

For the 2023 LTIP PU Awards, Year 1 resulted in a banked percentage of 33.54% (100.62% x 33.33%) and Year 2 resulted in a banked percentage of 24.27% (72.82% x 33.33%) of the overall 2023 LTIP PU Awards. Year 3 resulted in a banked percentage of 0% (0% x 33.33%). This results in a total payout of 57.81% for the legacy Domtar only 2023 LTIP PU Awards, which will vest and pay out in March 2026.

2024 LTIP Grant – Year 2 2025 LTIP Grant – Year 1	Weight	2025 Domtar Results	Payout as % of Target
	100%
Leverage Ratio	50%	Below Threshold	0.00%
Free Cash Flow	50%	Below Threshold	0.00%

For the 2024 LTIP PU Awards, Year 1 resulted in a banked percentage of 0% (0% x 25%) and Year 2 resulted in a banked percentage of 0% (0% x 25%) of the overall 2024 LTIP PU Awards.

For the 2025 LTIP PU Awards, Year 1 resulted in a banked percentage of 0% (0% x 25%) of the overall 2025 LTIP PU Awards.

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

- Mr. Thériault participate in this plan.

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

Employee Benefits and Executive Perquisites

For Messrs. Tremblay and Thériault: Designed to give the executive officers flexibility in selecting the perquisites that are suitable to their needs for a given year, provide additional medical coverage and, if applicable, limit the executive’s tax liability to the liability in the executive’s home country. The named executive officers are responsible for any tax consequences related to their use and receipt of the perquisites. A fixed annual allowance is offered to cover expenses for fiscal and financial advice, and such other perquisites as chosen by the executive. If an executive is not covered by the Company’s frequent business traveler’s policy, then the annual allowance may also be used for tax preparation fees. A fixed allowance balances the market practice of providing a certain level of perquisites with controlling costs to ensure the perquisites are not excessive.

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

On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. Pursuant to this agreement, if the Company terminates his employment for reasons other than “for Cause”, Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation; provided, however, that the maximum severance pay benefit payable shall not exceed 12 month's base pay. To be eligible for severance pay, Mr. Ragan must execute, and not thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company. In addition, Mr. Ragan may resign for “Good Reason” and his resignation and termination of employment will be treated for purposes of his entitlement to severance pay as though he had been terminated by the Company other than for Cause. In November 2024, Mr. Ragan was granted a special Long-Term Incentive award in the amount of $500,000 payable in March 2027 contingent upon achievement of specific quarterly KPIs.

On February 5, 2024, Mr. Tremblay entered into an employment agreement with Paper Excellence for his position of President, Pulp & Tissue, including a second retention bonus agreement. Following the Merger effective date of March 1, 2023, he entered into the first retention bonus agreement as a reward for his contribution to the Company’s success and to provide an incentive for him to remain with the Company (or its successor). Under the first retention bonus agreement, Mr. Tremblay may receive a retention bonus, equal to 50% of his base salary for each of the next two years. The first-year retention bonus vested on the first anniversary of the Merger effective date or March 1, 2024, and the second-year retention bonus will vest on the second anniversary of the Merger effective date or March 1, 2025, provided that he is employed by the Company on such dates. Under the second retention bonus agreement, Mr. Tremblay may receive USD $200,000 in March 2026, provided that he is employed by the Company on such date. Also as of the Merger effective date, he will retain all rights and remain subject to all obligations under the 2022 letter agreement between him and Resolute amending certain changes to the terms and conditions of his entitlements under Resolute’s Severance Policy – Chief Executive Officer and Direct Reports (“CEO/DR Severance Policy”). This CEO/DR Severance Policy became effective once the transactions contemplated by the Merger Agreement were completed and following the closing in accordance with the terms of the Merger Agreement, as it relates to a change in control.

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

The Company has conducted a risk assessment of its 2025 compensation programs, policies and practices for all employees, including the Named Executive Officers, to determine whether they create a reasonable likelihood of a material adverse effect on the Company. Based on this assessment, which also considered the control environment and approval processes in place, the Company concluded that its compensation programs, policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company. The Company’s findings were reported to, and discussed by, the Human Resources Committee.

Board of Directors Report

We have reviewed and discussed the foregoing Part III, Item 10 and Item 11 with management as required by Item 402(b) of Regulation S-K. We approve of the inclusion of Part III, Item 10 and Item 11in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

Report submitted as of March 30, 2026 by:

THE BOARD OF DIRECTORS OF DOMTAR CORPORATION:

Tom Shih

Hardi Wardhana

EXECUTIVE COMPENSATION

Summary Compensation Table and Narrative Disclosure

The table and footnotes below describe the total compensation paid or awarded to or earned by the Corporation’s Named Executive Officers (“NEOs”).

Summary Compensation Table

Name and Principal Position	Year(1)	Salary(2)	Bonus(3)	Stock Awards(4)	Non-Equity Incentive Plan Compen- sation(5)	Change in Pension Value and Non-qualified Deferred Compensation Earnings(6)	All Other Compen- sation(7)	Total
		($)	($)	($)	($)	($)	($)	($)
Steve Henry PEO / President, Paper & Packaging	2025	667,800	250,000	N/A	381,600	N/A	134,795	1,434,195
	2024	620,077	N/A	N/A	851,862	N/A	113,999	1,585,938
	2023	548,077	300,000	N/A	581,770	N/A	117,904	1,547,751
Joseph Ragan CFO	2025	865,863	-	N/A	64,940	N/A	127,693	1,058,496
	2024	727,429	N/A	N/A	253,529	N/A	127,709	1,108,667
	2023	940,040	N/A	-	-	-	78,324	1,018,364
Richard Tremblay President, Pulp and Tissue	2025	507,150	245,000	N/A	306,250	N/A	87,720	1,146,120
	2024	482,411	244,766	N/A	416,857	N/A	80,159	1,224,193
	2023	402,197	-	492,676	-	-	367,296	1,262,169
Luc Thériault President, Wood Products	2025	465,750	638,849	N/A	270,000	N/A	74,346	1,448,945
	2024	188,788	-	-	68,780	-	18,123	275,691
	2023	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1) Executives that were not NEOs in 2023 will not reflect compensation information in the respective years in the Summary Compensation Table.

(2) This column reflects actual base salaries paid in 2025. For Mr. Theriault, his 2024 base salary represents his partial year with Domtar.

(3) This column reflects retention bonuses earned and paid in the year indicated.

(4) As per the Merger agreement RSUs and PSUs had a grant share price of $21.43/unit.

(5) This column represents:

a)
There was no actual cash bonuses earned under Domtar’s Annual Incentive Plan based on the 2025 performance level achieved. See “Performance-Based Annual Bonuses” for a discussion of the target performance levels.
b)
The actual cash value of the RUs awarded in 2025 and the value of the PUs awarded in 2025 achieved in Year 1 that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2028. For RUs, the amount to be paid is as follows: Mr. Henry is $381,600, Mr. Ragan is $64,940, Mr. Tremblay is $306,250 and Mr. Thériault is $270,000. For PUs, the 2025 Year 1 banked amount is 0%.
c)
The value of the PUs awarded in 2024 achieved in Year 2 of the 3-Year performance measurement period that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2027. For 2024 Year 2 the banked amount is 0%.
d)
For Mr. Henry: The value of the PUs awarded in 2023 achieved in Year 3 of the 3-Year performance measurement period that are considered ‘banked’, are payable under the Long-Term Incentive Plan terms after completion of the 3-Year vesting schedule, in March 2026. For 2023 Year 3 the banked amount is 0%.

(6) This column represents the actuarial increase in the applicable year in the pension value of the defined benefit retirement plans in which each eligible NEO participates. Mssrs. Henry, Ragan, Tremblay, and Thériault do not participate in a defined benefit retirement plan. As a result, N/A is reflected for them.

(7) Amounts shown in the “All Other Compensation” column include the following (for 2025 only):

Name	Annual Allowance(a)	Corporation Contributions to Defined Contribution Plans(b)	Corporation Paid Medical Exams(c)	Personal Use of Corporate Transportation(d)	Corporation Paid Insurance Premiums(e)	Total
	($)	($)	($)	($)	($)	($)
Steve Henry	-	116,086	4,800	-	13,909	134,795
Joseph Ragan	-	95,582	6,000	-	26,111	127,693
Richard Tremblay	12,000	57,780	-	-	17,940	87,720
Luc Thériault	12,000	53,057	-	905	8,384	74,346

For purposes of this table, amounts paid in Canadian dollars were converted to U.S. dollars at the average prevailing spot exchange rate (0.7154).

(a)
For Mr. Tremblay, an annual lump sum allowance is provided to cover personal transportation, fiscal/financial advice, etc.
(b)
US: Company contributions were made to the Domtar U.S. Salaried 401(k) plan for Messrs. Henry ($35,000), Ragan ($35,000) and Tremblay ($35,000), and to the DC SERP for Designated Executives of Domtar Corporation and its Affiliates for Messrs. Henry ($81,086), Ragan ($70,573) and Tremblay ($30,681). Canada: Company contributions were made to the Defined Contribution Pension Plan for Non-Unionized Employees of Resolute Forest Products for Mr. Thériault ($12,093) and to the DC SERP for Designated Executives of Domtar Corporation and its Affiliates for Mr. Thériault ($40,964).
(c)
Mr,Thériault was not eligible for the Canadian Medical program, Medysis, which was discontinued as at March 31, 2024.

(d)
For Mr. Thériault, the amounts represent the cost of Company-paid parking.
(e)
Represents the cost of Company-paid health, welfare, disability, life, and accidental death and dismemberment insurance.

Grants of Plan-Based Awards Table

During 2025, the NEOs received the following types of plan-based awards: –

Annual Bonus Plan – Domtar’s ABP is a cash-based incentive plan based on achieving pre-established annual targets.

For each plan year, a specified percentage of each bonus award is based upon the performance objectives for that plan year. Each performance objective has an associated threshold level that must be achieved for any of the bonus award associated with such objective to be paid. The maximum bonus award that could be paid under the plan framework is determined by the Plan Administrator, subject to any individual or aggregate maximum bonus amount limits established by the Plan Administrator or Management Board. There is no payment under the ABP for performance that does not meet the threshold level. The actual amount paid under the ABP for 2025 is set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

Long-Term Incentive Plan – The following non-equity awards were granted to current NEOs in 2025 as units under the Domtar Corporation Amended and Restated Long-Term Incentive Plan (“LTIP”):

RUs – RUs or serviced-based awards were granted to the NEOs on January 1, 2025, under Domtar’s LTIP.

PUs – PUs or performance-based awards were granted to the NEOs on January 1, 2025, under Domtar’s LTIP.

Name	Grant Type		Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
		# of Units Awarded		Threshold	Target	Max
				$	$	$
Steve Henry	ABP	-	-	267,120	534,240	801,360
	RUs	381,600	1/1/25	-	381,600	-
	PUs	381,600	1/1/25	190,800	381,600	763,200
Joseph Ragan	ABP	-	-	194,819	389,638	584,457
	RUs	64,940	1/1/25	-	64,940	-
	PUs	64,940	1/1/25	32,470	64,940	129,880
Richard Tremblay	ABP	-	-	253,575	507,150	760,725
	RSUs	306,250	1/1/25	-	306,250	-
	PSUs	306,250	1/1/25	153,125	306,250	612,500
Luc Thériault	ABP	-	-	186,300	372,600	558,900
	RSUs	270,000	1/1/25	-	270,000	-
	PSUs	270,000	1/1/25	135,000	270,000	540,000

(1)
These columns consist of non-equity incentive awards under Domtar’s ABP and Domtar’s LTIP for 2025. As Domtar is a private company it does not have any common stock associated with it and therefore the subsequent columns have been removed.
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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information concerning outstanding equity awards for each NEO at the end of fiscal year 2025. Amounts in the table are based on the respective information as outlined below. Due to the acquisition by Paper Excellence in 2021, all outstanding equity awards granted through Domtar at that time were settled and paid in cash on December 13, 2021. LTIP awards granted from Domtar since 2022 are considered non-equity awards as there is no common stock.

Resolute – Mr. Tremblay

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

Number of Shares or Units of Stock That Have Not Vested (#) – This column represents RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2025.

Value of Shares or Units of Stock That Have Not Vested ($) – This column represents the value of RSUs that will vest if service requirements are fulfilled and PSUs, using target level performance, that are considered vested as of December 31, 2025.

Name	Option Awards (1)				Stock Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested (2)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	($)		(#)	($)	(#)	($)
Richard Tremblay	-	-	-	-	14,369	294,565	-	-

(1)
There were no outstanding Option Awards for Resolute participants.
(2)
Includes earned, but unvested RSUs granted on 1/1/23 that vest on 12/1/26, subject to continued employment, and represents 25% of the total award. Includes earned but unvested PSUs granted on 1/1/23 that will vest on 2/28/26 at target performance, subject to continued employment.

Option Exercises and Stock Vested Table

Resolute - Mr. Tremblay

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

The 2023 RSUs which were granted on January 1, 2023, have a 47-month vesting period with 25% vesting on December 1 of each calendar year.

Name	Acceleration Equity and Option Awards				2023 Annual Equity Award			Aggregate
	Number of shares acquired on vesting (1)	Value realized on vesting (2)	Options realized value (3)	CVR (4)	Number of shares acquired on vesting (5)	Value realized on vesting (6)	CVR (4)	Number of shares acquired on vesting in 2025	Value realized on vesting in 2025
	(#)	(#)	($)		(#)	($)		(#)	($)
Richard Tremblay	244,037	5,002,759	-	244,037	8,621	176,731	8,621	252,658	5,179,489

(1)
Includes all RSU and PSUs granted prior to 1/1/23 that were accelerated.
(2)
Includes all RSU and PSUs granted prior to 1/1/23 were accelerated at the price of $20.50/unit.
(3)
All options granted prior to 1/1/23 that were accelerated at the price of $20.50/unit
(4)
Each holder of a Contingent Value Right shall have the right to receive the payments set forth in the merger agreement.
(5)
75% of the 2023 RSUs were vested and settled on 12/1/2023, 12/1/2024 and 12/1/2025.
(6)
75% of the 2023 RSUs were vested and settled on 12/1/2023, 12/1/2024, and 12/1/2025 at the settlement price of $20.50/unit.

Nonqualified Deferred Compensation

The following table and narrative provide information on the nonqualified deferred compensation plans in which our NEOs participate. The table shows the 2025 account activity for each NEO and includes each executive’s contributions, Company contributions, earnings, distributions and the aggregate balance of his total deferral account as of December 31, 2025. The aggregate balance includes the total personal contributions made (and not withdrawn) by each executive and the contributions made by the Corporation and predecessor companies over the career of each executive.

Name	Plan Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY(1,2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE(2)
		($)	($)	($)	($)	($)
Steve Henry	DC SERP	-	$81,086	$80,853	-	$573,044
Joseph Ragan	DC SERP	-	$60,582	-	-	$60,582
Richard Tremblay	DC SERP	-	$22,780	-	-	$22,780
Luc Theriault(3)	DC SERP	-	$40,964	-	-	$40,964

(1) The amounts with respect to the DC SERP are included in the “All Other Compensation” column of the “Summary Compensation Table”.

(2) The following amount was reported in the Corporation’s Summary Compensation Table for the prior years: Mr. Henry, $57,158 of the amounts with respect to the DC SERP. Messrs. Ragan, Tremblay and Thériault did not participate in the DC SERP prior to January 1, 2025, and therefore had no amounts for the prior years.

(3) DC SERP amounts are converted in U.S. dollars at the average prevailing spot exchange rate during 2025 (0.7154).

For 2025, Canadian executives’ accounts are credited with an amount equal to 10% of earnings, less the value of the benefit provided by the employer contributions under the Defined Contribution Pension Plan for Non-Unionized Employees of Resolute Forest Products (the “Canadian Pension Plan”), calculated based on the assumption that the executive has elected to contribute to the defined contribution option at the maximum allowable rate. A Canadian executive will continue to accrue benefits if he is considered “disabled” under the Canadian Pension Plan. Benefits under the DC SERP will only be paid upon a disabled participant’s actual termination of employment. A Canadian executive who retires after age 55 also has the option to receive his benefits over a 10-year period.

The Corporation has a securing arrangement through a letter of credit for benefits payable from the DC SERP for eligible Canadian executives who are not U.S. taxpayers. The letter of credit will be used to pay eligible benefits in the event of failure of the employer to make payments.

For 2025, the U.S. executives’ accounts are credited with an amount equal to 10% of earnings for Messrs. Ragan and Tremblay and 11% of earnings for Mr. Henry, less the employer contribution to the Domtar U.S. Salaried 401(k) Plan, calculated based on the assumption that the executive has elected to contribute to the Domtar U.S. Salaried 401(k) Plan at the maximum allowable rate.

For purposes of the DC SERP, “earnings” includes base salary and annual cash bonuses.

Resolute Pension Benefits (Messrs. Tremblay, Ragan and Thériault)

Mr. Henry does not participate in the Resolute pension benefit plan, therefore this section is not applicable for him.

Retirement Plans and DC Make-Up Program for Messrs. Ragan, Tremblay and Thériault

For 2025, the named executive officers earned retirement benefits only under a tax-qualified retirement plan, subject to either Canadian or U.S. law. The tax-qualified retirement plans are offered to all eligible employees (not just named executive officers).

From 2012 up to December 31, 2024, Resolute did not offer any supplemental retirement plan that allowed named executive officers to accumulate, on a tax-deferred basis, additional retirement income. Instead, the Company paid named executive officers a cash payment equal to the Company contributions prescribed under the applicable tax-qualified plan formulas that exceed statutory limits. In addition, Canadian named executive officers received a cash payment equal to the employer contribution they would have received on their annual incentive awards as if the broad-based plan had provided an employer contribution on these awards. The DC Make-Up Program did not allow named executive officers to accumulate earnings on a deferred basis. The named executive officers paid taxes on the cash payment and no gross-up or other earnings were provided on these payments. Effective December 31, 2024, the participation of Messrs. Ragan, Tremblay and Thériault ceased in the DC Make-Up Program as they joined the DC SERP on January 1, 2025.

Employment Agreements and Potential Payments upon Termination or a Change in Control

Severance Benefits

Mr. Ragan. On January 8, 2020, Mr. Ragan entered into an employment agreement with Paper Excellence. Under this agreement if the Company terminates his employment for reasons other than “for Cause” or he resigns for “Good Reason” (as defined in the agreement), Mr. Ragan will receive a severance payment equal to 6 months of base pay plus one month of base pay for each completed year of service with the Company at the time of separation with a maximum severance pay benefit of 12 months of base pay. To be eligible for the severance pay, Mr. Ragan must execute, and not, thereafter revoke, a release of claims he might otherwise have against the Company or any of its affiliates in a form acceptable to the Company.

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

The following table presents potential payments to each NEO as if the officer’s employment had been terminated and/or if a change in control had occurred as of December 31, 2025, the last business day of 2025. The actual amounts that would be paid to any NEO can only be determined at the time of an actual termination of employment or change in control and would vary from those listed below. The estimated amounts listed below are in addition to any retirement, welfare and other benefits that are available to our salaried employees generally.

Name	Severance Pay(1)	Non-Equity With Accelerated Vesting	Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(5)	Total

	($)	($)[2]	($)(3)	($)	($)	($)	($)
Steve Henry
Death	–	1,533,909	–	573,045	1,600,000 (4)	–	3,706,954
Disability	–	1,241,778	–	573,045	–	–	1,814,823
Retirement	–	–	–	–	–	–	–
Involuntary Termination	1,335,600	–	–	573,045	–	15,129	1,923,774
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	2,404,080	1,451,341	–	573,045	–	15,129	4,443,595
Joseph Ragan
Death	–	192,718	–	60,582	–	–	253,300
Disability	–	157,193	–	–	–	–	157,193
Retirement	–	–	–	–	–	–	–
Involuntary Termination	793,707	–	–	–	–	48,127	841,834
Change-In-Control:
Involuntary Termination or Termination for good Reason within Two Years after a Change-In-Control	793,707	193,123	–	–	–	48,127	1,034,957
Richard Tremblay
Death	–	833,354	282,162	22,780	–	–	1,138,296
Disability	–	685,957	282,162	22,780	–	–	990,899
Retirement	–	396,879	294,565	22,780	–	–	714,224
Involuntary Termination	1,176,191	–	233,065	22,780	–	27,177	1,459,213
Change-In-Control:
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	1,176,191	850,371	233,065	22,780	–	27,177	2,309,584

Luc Theriault
Death	–	360,000	–	41,779	–	–	401,779
Disability	–	330,000	–	–	–	–	330,000
Retirement	–	–	–	–	–	–	–
Involuntary Termination	582,188	–	–	–	–	5,945	588,133
Change-In-Control:

Name	Severance Pay(1)	Non-Equity With Accelerated Vesting	Equity With Accelerated Vesting	Retirement Plan Benefits: SERP	Death/ Disability Benefits	Continued Perquisites and Benefits(5)	Total

	($)	($)[2]	($)(3)	($)	($)	($)	($)
Involuntary Termination or Termination for Good Reason within Two Years after a Change-In-Control	582,188	450,000	–	–	–	5,945	1,038,133

For the purposes of this table, converted to U.S. dollars at spot exchange rate of December 31, 2025 (0.7296).

(1)
The amounts shown for:

- Mr. Henry are 1.) for involuntary termination, 24 months of base salary plus 2025 actual bonus payout to be received and 2.) for his CIC value, reflects 2x base salary and 2x target bonus.

- For Mr. Ragan, it reflects 6 months of base pay plus one month of base pay for each completed year of service at the time of separation, not to exceed 12 months base pay. Due to his January 2020 agreement, this assumes an additional 5 months of base salary or 11 months value in total.

- Per the enhanced terms and conditions of their entitlements under the CEO/DR Severance Policy, Mr. Tremblay, are 1.) based on years of service and the minimum and maximum amounts payable under the policy or respectively 2x base salary and 2.) the average of the 2024 and 2025 regular incentive awards paid, using the same multiple as the base salary portion.

- For Mr. Thériault, it reflects 12 months of base pay plus an additional 3 months of base pay for each completed year of service at the time of separation, not to exceed 24 months of base pay. Due to his 2024 agreement, this assumes 3 additional months of base salary.

(2)
This reflects the 2024 and 2025 LTIP Grants that are considered non-equity awards. Amounts included for the PU awards has been calculated at “Target” for Death benefits and, for all other instances, based on achievement of the performance goals through 2025 for the 2024 and 2025 metrics, and at “Target” for awards with performance periods that commence after 2025. For Mr. Henry, this also includes his 2023 LTIP Grant that is also considered non-equity awards.
(3)
For Mr. Tremblay, this reflects his 2023 LTIP Grant that is still considered an equity award.
(4)
Represents the death benefit, which is fully insured.
(5)
Amount shown under “Continued Perquisites and Benefits” represents the cost of Company-paid medical and dental for all US-based NEOs and includes the cost of basic life and AD&D in addition to medical and dental for Canada-based NEOs. It also includes outplacement for Messrs. Tremblay and Thériault.

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

To determine its median employee for purposes of the CEO pay ratio, Domtar analyzed the combined employee population from both Domtar and Resolute (excluding the PEO) of approximately 14,000 full-time, part-time and temporary employees across the U.S. and Canada as of December 1, 2023. The median employee was identified using base compensation, which we determined reasonably reflects the annual compensation and is consistently applied to all our employees. The calculation of total compensation of the PEO and the median employee was determined in the same manner as the “Total Compensation” shown for our PEO in the “Summary Compensation Table”.

In 2025, Domtar PEO’s total compensation was $1,434,195 and the total compensation of the median employee was $109,051. The resulting ratio of total compensation of the CEO to our median employee is 13:1. This ratio is a reasonable estimate calculated in a manner consistent with the Regulation.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 30, 2026, there were 100 shares of common stock of the Company issued and outstanding. All of our issued and outstanding common stock is owned by Pearl Excellence Holdco L.P., the general partner of which is Karta Halten General Partner B.V.,which is indirectly 100% owned by Mr. Jackson Wijaya. Directors and Executive Officers do not own shares of the Company or any of its parent or subsidiaries.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s fees for services performed by its independent registered public accounting firm during 2025 and 2024 were:

	For the year ended December 31,
	2025	2024

Audit fees (1)	$3,281,977	$3,414,948
Audit-related fees	140,138	343,188
Tax fees (2)	—	—
All other fees (3)	2,415	27,179
Total fees	$3,424,530	$3,785,315

(1) Audit fees were primarily for services rendered in connection with the audit of the financial statements included in the Annual Report of the Corporation on Form 10-K, and reviews of the financial statements included in the Corporation’s Quarterly Reports on Form 10-Q.

(2) Tax fees related to tax compliance, tax planning and tax advice.

(3) The 2025 and 2024 fees included amounts for license fees for an accounting and reporting research tool.

The Company has established policies requiring its pre-approval of audit and non-audit services provided by the independent registered public accounting firm. The policies require that the Management Board annually pre-approve specifically described audit and audit-related services. For the annual pre-approval, the Management Board approves categories of audit services and audit-related services, and related fee budgets. For all pre-approvals, the Management Board considers whether such services impair the independence of the Corporation’s independent registered public accounting firm. All audit and non-audit fees were approved pursuant to the policy in 2024 and 2025.

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

3. Exhibits:

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of July 5, 2022, by and among Resolute Forest Products Inc., Domtar Corporation, Terra Acquisition Sub Inc., Karta Halten B.V. and Paper Excellence B.V.	8-K	2.1	11/07/2022

2.2	Equity Purchase Agreement, dated November 1, 2024, between Atlas Receiptco Holdings LLC and Domtar Paper Company, LLC	10-Q	2.1	11/04/2024

2.3	Asset Purchase Agreement, dated November 1, 2024, between Iconex (Canada) Ltd. and Domtar Inc.	10-Q	2.2	11/04/2024

3.1	Certificate of Incorporation	8-K	3.1	11/30/2021

3.2	By-Laws	8-K	3.2	11/30/2021

4.1	Indenture, dated as of October 18, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.3	03/10/2022

4.2	Supplemental Indenture, dated as of November 30, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.4	03/10/2022

4.3	Second Supplemental Indenture, dated as of December 30, 2021, with respect to Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.5	03/10/2022

4.5	Supplemental Indenture, dated December 30, 2021, with respect to subsidiary guarantees of Domtar Corporation’s 6.75% Senior Secured Notes due 2028	10-K	4.6	03/10/2022

10.1*	Amended and Restated Severance Program for Management Committee Members	10-K	10.6	03/01/2021

10.2*	Amended and Restated DC SERP for Designated Executives of Domtar

10.3*	Form of Indemnification Agreement for members of Pension Administration Committee of Domtar Corporation	10-K	10.4	02/27/2025

10.4*	Domtar Corporation Amended and Restated Annual Bonus Plan	10-K	10.6	02/27/2025

10.5*	Domtar Corporation Long-Term Incentive Plan	8-K	10.2	09/30/2022

10.6*	Domtar Corporation Amended and Restated Long-Term Incentive Plan	10-K	10.8	02/27/2025

10.7*	Domtar Corporation - 2025 Restrictive Unit Award Agreement

10.8*	Domtar Corporation - 2025 Performance Unit Award Agreement

10.9*	Resolute Forest Products Inc. 2019 Equity Incentive Plan	10-Q	10.4	08/09/2019

10.10*	First Amendment to the Resolute Forest Products Inc. 2019 Equity Incentive Plan	S-8	10.1	08/05/2020

10.11*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Performance Stock Unit Agreement	10-Q	10.7	05/04/2023

		Incorporated by reference to:
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date

10.12*	2023 Resolute Forest Products Equity Incentive Plan, Cash Settled Restricted Stock Unit Agreement	10-Q	10.8	05/04/2023

10.13*	Resolute Forest Products Severance Policy for Chief Executive Officer and Direct Reports	10-K	10.18	03/01/2024

10.14*	Employment Agreement of Mr. Steve Henry	10-K	10.19	03/01/2024

10.15*	Employment Agreement of Mr. Joseph Ragan	10-K	10.21	03/01/2024

10.16*	Employment Agreement of Mr. Richard Tremblay	10-K	10.19	02/27/2025

10.17*	Employment Agreement of Mr. Luc Theriault	10-K	10.20	02/27/2025

10.18	ABL Revolving Credit Agreement, dated as of November 30, 2021	10-K	4.1	03/10/2022

10.19	First Lien Credit Agreement, dated as of November 30, 2021	10-K	4.2	03/10/2022

10.20	Amendment No.1 to ABL Credit Agreement, dated March 1, 2023	8-K	10.2	03/01/2023

10.21	Term Loan Credit Agreement, dated as of March 1, 2023	8-K	10.3	03/01/2023

10.22	Loan Agreement, dated as of December 1, 2024	10-K	10.25	02/27/2025

10.23	Term Loan Credit Agreement, dated as of January 28, 2025	10-K	10.26	02/27/2025

10.24	Amendment No.3 to ABL Credit Agreement, dated February 26, 2025	10-K	10.27	02/27/2025

21	Subsidiaries of Domtar Corporation

24.1	Powers of Attorney (included in signature page)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Indicates management contract or compensatory arrangement

FINANCIAL STATEMENT SCHEDULE

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the periods ended:

	Year ended December 31,	Year ended December 31,	Year ended December 31,
	2025	2024	2023
	$	$	$

Allowances deducted from related asset accounts:
Doubtful accounts - Accounts receivable
Balance at beginning of period	5	9	5
Deductions from reserve	—	(4)	—
Acquisition of businesses	—	—	4
Balance at end of period	5	5	9
Valuation Allowance on Deferred Tax Assets
Balance at beginning of period	453	426	313
Charged (reversed) to income	305	26	(191)
Additions to (deductions from) reserve	—	1	(1)
Acquisition of businesses	—	—	305
Balance at end of period	758	453	426

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Fort Mill, South Carolina, United States, on March 30, 2026

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

Signature	Title	Date

/s/ Steve Henry	Paper & Packaging CEO and President USA of Domtar (Principal Executive Officer)	March 30, 2026
Steve Henry

/s/ Joseph Ragan	Chief Financial Officer	March 30, 2026
Joseph Ragan	(Principal Accounting Officer and
Duly Authorized Officer)

/s/ Tom Shih	Director	March 30, 2026
Tom Shih

/s/ Hardi Wardhana	Director	March 30, 2026
Hardi Wardhana