Form 10-Q
period 2026-03-31
Domtar CORP
filed 2026-05-06
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended March 31, 2026

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2026	2025

	$	$
Sales	1,678	1,860
Operating expenses
Cost of sales, excluding depreciation and amortization	1,599	1,608
Depreciation and amortization	74	88
Selling, general and administrative	88	97
Impairment of long-lived assets (NOTE 9)	25	12
Closure and restructuring costs (NOTE 9)	34	—
Other operating income, net	(24)	(11)
	1,796	1,794
Operating (loss) income	(118)	66
Interest expense, net	57	61
Non-service components of net periodic benefit cost (NOTE 4)	(7)	(4)
(Loss) earnings before income taxes	(168)	9
Income tax expense (NOTE 5)	—	3
Net (loss) earnings	(168)	6
Other comprehensive (loss) income (NOTE 11):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $3 (2025 – $(2))	(9)	5
Less: Reclassification adjustment for (gains) losses included in net (loss) earnings, net of tax of $2 (2025 – $(2))	(7)	8
Foreign currency translation adjustments	(15)	1
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil (2025 – nil)	—	(1)
Other comprehensive (loss) income	(31)	13
Comprehensive (loss) income	(199)	19

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	March 31,	December 31,
	2026	2025

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $4	53	60
Receivables, less allowances of $5 and $5	700	617
Receivables from related party (NOTE 15)	43	33
Inventories (NOTE 6)	1,378	1,499
Prepaid expenses	56	63
Income and other taxes receivable	54	52
Other current assets	15	15
Total current assets	2,299	2,339
Property, plant and equipment, net	3,032	3,077
Operating lease right-of-use assets	62	71
Notes receivable from related party (NOTE 15)	65	64
Goodwill and other intangible assets, net (NOTE 7)	144	148
Deferred income tax assets	285	285
Other assets (NOTE 8)	705	674
Total assets	6,592	6,658
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	1	9
Trade and other payables	900	855
Income and other taxes payable	28	24
Operating lease liabilities due within one year	26	25
Due to related party (NOTE 15)	11	8
Long-term debt due within one year (NOTE 10)	76	75
Total current liabilities	1,042	996
Long-term debt (NOTE 10)	2,826	2,749
Operating lease liabilities	63	64
Deferred income taxes and other	23	24
Pension and other post-retirement benefit obligations (NOTE 4)	561	588
Other liabilities and deferred credits (NOTE 12)	371	332
Commitments and contingencies (NOTE 13)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(1,097)	(929)
Accumulated other comprehensive (loss) income	(24)	7
Total shareholders' equity	1,706	1,905
Total liabilities and shareholders' equity	6,592	6,658

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31, 2026
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2025	2,827	(929)	7	1,905
Net loss	—	(168)	—	(168)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $3	—	—	(9)	(9)
Less: Reclassification adjustment for gains included in net loss, net of tax of $2	—	—	(7)	(7)
Foreign currency translation adjustments	—	—	(15)	(15)
Balance at March 31, 2026	2,827	(1,097)	(24)	1,706

	For the three months ended
	March 31, 2025
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2024	2,827	(125)	(114)	2,588
Net earnings	—	6	—	6
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(2)	—	—	5	5
Less: Reclassification adjustment for losses included in net earnings, net of tax of $(2)	—	—	8	8
Foreign currency translation adjustments	—	—	1	1
Change in unrecognized losses and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	(1)	(1)
Balance at March 31, 2025	2,827	(119)	(101)	2,607

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	March 31,	March 31,
	2026	2025
	$	$
Operating activities
Net (loss) earnings	(168)	6
Adjustments to reconcile net (loss) earnings to cash flows (used for) provided from operating activities
Depreciation and amortization	74	88
Deferred income taxes and tax uncertainties (NOTE 5)	(1)	2
Impairment of long-lived assets (NOTE 9)	25	12
Impairment of inventory (NOTE 9)	10	—
Net gains on disposals of assets	(1)	(2)
Other	(3)	(1)
Changes in assets and liabilities
Receivables, including related party	(104)	(100)
Inventories	104	(6)
Prepaid expenses	1	3
Trade and other payables, including related party	45	29
Income and other taxes	3	19
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(26)	(21)
Other assets and other liabilities	(2)	3
Cash flows (used for) provided from operating activities	(43)	32
Investing activities
Additions to property, plant and equipment	(56)	(44)
Proceeds from disposals of property, plant and equipment	1	4
Proceeds from government assistance for property, plant and equipment	42	—
Cash flows used for investing activities	(13)	(40)
Financing activities
Net change in bank indebtedness	(9)	1
Change in revolving credit facility	95	(145)
Issuance of long-term debt, net of debt issue costs	—	148
Repayments of long-term debt	(19)	(17)
Other	—	(3)
Cash flows provided from (used for) financing activities	67	(16)
Net increase (decrease) in cash, cash equivalents and restricted cash	11	(24)
Impact of foreign exchange on cash	—	—
Cash, cash equivalents and restricted cash at beginning of period	101	156
Cash, cash equivalents and restricted cash at end of period	112	132
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	48	45
Income taxes	—	(1)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	53	61
Restricted cash included in Cash and cash equivalents	—	13
Restricted cash included in Other assets	59	58
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	112	132

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 1.

_________________

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, in the opinion of Management, include all adjustments that are necessary for the fair statement of Domtar Corporation’s (“the Company”) financial position, results of operations, and cash flows for the interim periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Domtar Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission. The Consolidated Balance Sheet at December 31, 2025, presented for comparative purposes in this interim report, was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The preparation of the Consolidated Financial Statements requires management to make estimates and assumptions with respect to the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Results for the first three months of the year may not necessarily be indicative of full-year results.

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation. See Note 14 “Segment Disclosures” for more details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of March 31, 2026, one customer located in the U.S. represented 11% or $76 million of the Company’s receivables (December 31, 2025 – no single customer represented more than 10% of the Company's receivables).

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

COST RISK

Cash flow hedges:

The Company is exposed to price volatility for raw materials and energy used in its manufacturing process. The Company manages its exposure to cost risk primarily through the use of supplier contracts. The Company purchases natural gas at the prevailing market price at the time of delivery. To reduce the impact on cash flow and earnings due to pricing volatility, the Company may utilize derivatives to fix the price of forecasted natural gas purchases. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive (loss) income to the extent effective, and reclassified into Cost of sales in the period during which the hedged transaction affects earnings.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian operations over the next 8 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive (loss) income to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of March 31, 2026.

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

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at March 31, 2026 and December 31, 2025, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	March 31, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	1	—	1	—	(a)	Prepaid expenses
Total Assets	1	—	1	—

Liabilities derivatives
Currency derivatives	9	—	9	—	(a)	Trade and other payables
Total Liabilities	9	—	9	—

Other Instruments:
Long-term debt due within one year	76	—	76	—	(b)	Long-term debt due within one year
Long-term debt	1,985	—	1,985	—	(c)	Long-term debt
Contingent consideration for contingent value right	185	—	—	185	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

Fair Value of financial instruments at:	December 31, 2025	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	15	—	15	—	(a)	Prepaid expenses
Total Assets	15	—	15	—

Liabilities derivatives
Currency derivatives	2	—	2	—	(a)	Trade and other payables
Total Liabilities	2	—	2	—

Other Instruments:
Long-term debt due within one year	75	—	75	—	(b)	Long-term debt due within one year
Long-term debt	2,348	—	2,348	—	(c)	Long-term debt
Contingent consideration for contingent value right	178	—	—	178	(d)	Other liabilities and deferred credits

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025. The carrying value of the Company’s long-term debt due within one year is $76 million and $75 million at March 31, 2026 and December 31, 2025, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,826 million and $2,749 million at March 31, 2026 and December 31, 2025, respectively.
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

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three months ended March 31, 2026, the pension expense was $16 million (2025 – $18 million).

The Company expects to contribute approximately $45 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended
	March 31, 2026
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	4	—
Interest expense	38	1
Expected return on plan assets	(46)	—
Net periodic benefit cost	(4)	1

	For the three months ended
	March 31, 2025
	Pension plans	Other post-retirement benefit plans
	$	$
Service cost	6	—
Interest expense	42	1
Expected return on plan assets	(49)	—
Amortization of net actuarial loss	—	1
Settlement loss	1	—
Net periodic benefit cost	—	2

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three months ended March 31, 2026, the Company contributed $20 million (2025 – $20 million) to the pension plans and $3 million (2025 – $2 million) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $62 million to the pension plans and $11 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

INCOME TAXES

For the first quarter of 2026, the Company recorded no income tax expense as current income tax expense of $1 million was fully offset by a deferred income tax benefit of $1 million. This compares to an income tax expense of $3 million in the first quarter of 2025, consisting of $1 million of current income tax expense and a deferred income tax expense of $2 million. The Company made no payments during the first quarter of 2026, as payments were offset by income tax refunds. The effective tax rate for the first quarter of 2026 was 0% compared to 33% for the first quarter of 2025. The effective tax rate for 2026 was impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for 2025 was impacted by a valuation allowance on tax assets arising from deferred interest expenses and additional U.S. tax expense on foreign operations. This was partially offset by research and experimentation tax credits.

In October 2021, the Organization for Economic Co-operation and Development ("OECD") announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules ("GloBE Rules") designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. The Company has performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the first quarter of 2026.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INVENTORIES

The following table presents the components of inventories:

	March 31,	December 31,
	2026	2025
	$	$
Work in process and finished goods	675	763
Raw materials	344	371
Operating and maintenance supplies	359	365
	1,378	1,499

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

	March 31, 2026	December 31, 2025
	$	$
Balance at beginning of year	35	33
Purchase price accounting adjustment	—	2
Balance at end of period	35	35

The goodwill at March 31, 2026 and December 31, 2025 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		March 31, 2026			December 31, 2025
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(4)	11	15	(4)	11
Customer relationships	8	110	(20)	90	110	(16)	94
Total		134	(25)	109	134	(21)	113

Amortization expense related to intangible assets for the three months ended March 31, 2026 was $4 million (2025 – $4 million).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2027	2028	2029	2030	2031
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	March 31,	December 31,
	2026	2025
	$	$
Pension asset - defined benefit pension plans	285	285
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	256	242
Off-market contracts	62	62
Restricted cash	59	41
Other	43	44
	705	674

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

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

During the first quarter of 2026, the Company recorded $9 million of write-off of property, plant and equipment and $3 million of write-off of operating lease right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, for the three months ended March 31, 2026, the Company recorded $10 million of write-off of inventory and $7 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Impairment of long-lived assets

During the year 2025, the Company identified indicators of impairment related to certain non-core pulp and paper assets and Wood Products lumber operations. These indicators were primarily driven by strategic actions to dispose of non-core assets, the indefinite closure and curtailment of certain operations, as well as persistent adverse market conditions affecting the lumber industry, including weaker demand, increased duties and tariffs, and ongoing economic uncertainty.

These market conditions and strategic actions continued during the first quarter of 2026. As a result, the Company recorded impairment charges of $6 million in the Wood Products segment, $5 million in the Paper and Packaging segment, and $2 million as corporate charges during the first quarter of 2026. The impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of $6 million, and operating lease right-of-use assets of $7 million. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

During the first quarter of 2026, the Company recorded $2 million of write-off of inventory (2025 – nil) and $1 million of other costs (2025 – nil), under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the first quarter of 2025, the Company recorded $2 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9 – CLOSURE AND RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED)

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

Other Costs

For the three months ended March 31, 2026, other costs related to previous and ongoing closures and restructuring included
$4 million of severance and termination costs (2025 – nil), and $10 million of other costs (2025 – nil).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

LONG-TERM DEBT

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

The Company is focused on generating additional liquidity, including from external sources. Accordingly, it has undertaken a number of actions that seek to enhance access to liquidity in the business. The Company is conducting a comprehensive review of the assets in its portfolio to identify assets that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; it is continuing a review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; the Company may also potentially idle certain underperforming mills and plans to reduce working capital. Additionally, in 2025 and to date in 2026, the Company took steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; announced the permanent closure of the Crofton, British Columbia pulp mill; announced the indefinite idling of the Coosa Pines, Alabama mill; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, the safety of employees and compliance with applicable laws and regulations.

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

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following table presents the changes in Accumulated other comprehensive (loss) income by component(1) for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	22	N/A	N/A	N/A	22
Net gain (loss)	N/A	30	(2)	N/A	28
Foreign currency items	N/A	N/A	N/A	56	56
Other comprehensive income (loss) before reclassifications	26	30	(2)	56	110
Amounts reclassified from Accumulated other comprehensive (loss) income	11	(2)	2	—	11
Net current period other comprehensive income	37	28	—	56	121
Balance at December 31, 2025	9	11	37	(50)	7
Foreign exchange forward contracts	(9)	N/A	N/A	N/A	(9)
Foreign currency items	N/A	N/A	N/A	(15)	(15)
Other comprehensive loss before reclassifications	(9)	—	—	(15)	(24)
Amounts reclassified from Accumulated other comprehensive (loss) income	(7)	—	—	—	(7)
Net current period other comprehensive loss	(16)	—	—	(15)	(31)
Balance at March 31, 2026	(7)	11	37	(65)	(24)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive (loss) income:

Details about Accumulated other comprehensive (loss) income components	Amounts reclassified from Accumulated other comprehensive (loss) income
	For the three months ended
	March 31,	March 31,
	2026	2025
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	1	2
Currency options and forwards (1)	8	(12)
Total before tax	9	(10)
Tax (expense) benefit	(2)	2
Net of tax	7	(8)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	—	(1)
Total before tax	—	(1)
Tax benefit	—	1
Net of tax	—	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	—	1
Total before tax	—	1
Tax expense	—	—
Net of tax	—	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 4 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	March 31,	December 31,
	2026	2025
	$	$
Provision for environmental and asset retirement obligations	102	103
Contingent consideration for contingent value right	185	178
Deferred government assistance	42	—
Other	42	51
	371	332

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company has environmental liabilities of $52 million and $55 million recorded as of March 31, 2026 and December 31, 2025, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $58 million and $58 million recorded as of March 31, 2026 and December 31, 2025, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at March 31, 2026, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company offers indemnifications relating to the sale of its businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in the sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2026, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2026, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of March 31, 2026, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

MARCH 31, 2026

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth, fifth and sixth administrative reviews, the seventh administrative review remains pending. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing investigations, respectively. On March 9, 2026, Commerce published a notice initiating the eighth administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In a decision issued April 8, 2026, the Company was selected as a respondent in the eighth administrative review of the countervailing investigation. On April 14, 2026, Commerce published its preliminary determination in the anti-dumping and countervailing seventh administrative review and the Company’s preliminary rates were set respectively at 11.70% for the countervailing duty and 13.25% for the anti-dumping rates which are not in effect before the issuance of the final determination scheduled on or before October 12, 2026.

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints supporting appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce's methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce's decision was issued on April 30, 2024 and the Panel issued its decision remanding again to Commerce on February 19, 2026. The Panel directed Commerce to file a determination on remand by April 30, 2026. The hearing for the countervailing appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision on the countervailing appellate review and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed its complaints supporting appellate Panel reviews of the final results in the countervailing and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded Commerce on its methodology further to two recent decisions of the U.S. Court of Assents for the Federal Circuit. On September 17, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping first administrative review. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022, and with respect to the third administrative reviews on September 16, 2022. On September 10, 2025, the Panel granted the motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping second administrative review. On October 12, 2023, the Company joined the complaint filed by Canadian parties supporting an appellate Panel review of the final results in the countervailing fourth administration review, and also filed a summons before the U.S. Court of International Trade (“CIT”) to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. On September 29, 2025, the Company joined the complaint filed by Canadian parties supporting appellate Panel reviews of the final results in the countervailing and anti-dumping sixth administrative reviews. All appellate reviews described above remain pending, except for the anti-dumping first and second administrative reviews.

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

MARCH 31, 2026

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits. As of March 31, 2026, the Company had $133 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of March 31, 2026, a total of $756 million of cash deposits ($527 million of countervailing and $229 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended
	March 31, 2026
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	10	15	25
Cash deposits paid recognized as receivable	(2)	(4)	(6)
	8	11	19

	For the three months ended
	March 31, 2025
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Cash deposits paid (1)	8	8	16
Cash deposits paid recognized as receivable	(2)	(2)	(4)
	6	6	12
(1)
Deposits paid are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following tables outline the change in duties receivable:

	March 31, 2026
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of year	176	66	242
Cash deposits paid recognized as recoverable	2	4	6
Accretion	6	2	8
Balance at end of period (1)	184	72	256

	December 31, 2025
	Countervailing duty	Anti-dumping duty	Total
	$	$	$
Beginning of year	146	49	195
Cash deposits paid recognized as recoverable	9	11	20
Accretion	21	6	27
Balance at end of year	176	66	242
(1)
The balance of $256 million is shown in Other assets in the Consolidated Balance Sheets.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The Company has recognized a provision of $15 million, with respect to the EPA’s cause of action for past costs described in the Notice of Liability, as an environmental liability in Other liabilities.

MENOMINEE FIRE

On October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company's Menominee mill. Six claims were filed in Michigan State Court against the Company, of which four have been settled including the complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million. The separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million is still pending. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

On December 6, 2024, Michigan EGLE sent a “Compliance Communication” to the Company regarding the alleged release of hazardous substances caused by the October 6, 2022 fire and fire suppression activities. EGLE alleges that the Company is liable under Part 201 for the facility and seeks reimbursement of EGLE’s response activity costs. The Company disputes EGLE’s allegations.

On March 5, 2025, the Company also received a letter from USEPA Region 5 seeking recovery of "Response Costs" for the period up to November 30, 2024. On October 2, 2025, the parties signed a statute-of-limitations tolling agreement which was extended February 6, 2026 providing a tolling period expiring June 30, 2026.

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

For the three months ended March 31, 2026, the Company did not record additional costs or related recoveries and no additional payment was received from the insurer.

For the three months ended March 31, 2025, the Company recognized direct costs of $4 million, which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of $2 million for the three months ended March 31, 2025, under Other operating income, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three months ended March 31, 2025, $6 million were received from the insurer.

The Company expects to continue to record additional costs and recoveries until the assessment is completed and insurance claims are fully settled. The timing and the amounts of additional insurance recoveries, including for business interruption, are not known at this time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14.

_________________

SEGMENT DISCLOSURES

The Company reports segment information consistent with the way its Chief Operating Decision Maker (“CODM”) evaluates the operating results and performance of the Company. The Company analyzes the results of its business through the following three reportable segments, which also represent its three operating segments based on the Company's organizational structure:

•
Paper and Packaging – consists of the design, manufacturing, marketing and distribution of a wide variety of fiber-based products including communication, specialty and packaging papers.
•
Pulp and Tissue – consists of the design, manufacturing, marketing and distribution of a wide variety of fiber-based products including market pulp, tissue and paper.
•
Wood products – consists of the production of lumber and other wood products for the residential construction and home renovation markets, as well as for specialized structural and industrial applications.

Effective January 1, 2026, the Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under the Company's Pulp and Tissue operating segment. This change has been reflected in the Company's reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

The Company’s CODM, the sole beneficial owner of Domtar, reviews segment operating income, as well as revenue, in the budgeting and forecasting process and considers actual versus budget variances in assessing the performance of the segment and the allocation of resources. The CODM also uses segment operating income as an input to the overall compensation measures for segment management under our incentive compensation plans. The Company believes it is appropriate to disclose this measure to help analyze segment performance and trends. Expense information is provided to and reviewed by the CODM on a consolidated basis to evaluate cost efficiency and company level performance. Segment operating income excludes certain corporate expenses that are not related to segment activities and are presented on the Corporate and other line. The Company excludes these items from segment operating income in order to provide better transparency of its segment operating results.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended
	March 31,	March 31,
SEGMENT DATA	2026	2025
	$	$
Sales by segment
Paper and packaging	907	1,003
Pulp and tissue	570	645
Wood products	226	237
Total for reportable segments	1,703	1,885
Intersegment sales	(25)	(25)
Consolidated sales	1,678	1,860

Sales by product group
Communication papers	538	621
Specialty and packaging papers	332	326
Market pulp	382	476
Linerboard	73	58
Newsprint	65	81
Tissue	62	61
Wood	226	237
Consolidated sales	1,678	1,860

Other costs by segment
Paper and packaging	856	908
Pulp and tissue	649	618
Wood products	233	239
Total for reportable segments	1,738	1,765
Corporate and other	58	29
Consolidated other costs	1,796	1,794

Operating income (loss)
Paper and packaging	46	87
Pulp and tissue	(99)	10
Wood products	(7)	(2)
Corporate and other	(58)	(29)
Consolidated operating (loss) income	(118)	66
Interest expense, net	57	61
Non-service components of net periodic benefit cost	(7)	(4)
(Loss) earnings before income taxes	(168)	9
Income tax expense	—	3
Net (loss) earnings	(168)	6

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15.

_________________

RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2026, the Company purchased $10 million (2025 – nil) of electricity from an affiliated company and provided services of $6 million (2025 – nil) to the same affiliated company. These costs are included, on a net basis, in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Cost of sales.

For the three months ended March 31, 2026, the Company recognized $3 million (2025 – $5 million) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $43 million and $33 million at March 31, 2026 and December 31, 2025, respectively.

The Company has other payables with affiliated companies of $11 million and $8 million at March 31, 2026 and December 31, 2025, respectively.

The Company has notes receivable issued by PECHC, an affiliated company, of $65 million and $64 million at March 31, 2026 and December 31, 2025, respectively. The subject interest-bearing notes were issued as consideration for the transfer of certain power generation assets to PECHC through the creation and sale of a special purpose entity. Concurrently, the Company entered into agreements to provide services to, and make purchases from, the subject entity, on arm's length terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless the context requires otherwise, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our websites is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refers to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three-month periods ended March 31, 2026 and March 31, 2025. The three-month periods are also referred to as the first quarter of 2026 and 2025. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Effective in the first quarter of 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue Business Unit. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

Recent Events and Items Affecting Comparability of Financial Results

Tariffs

In 2025, the United States imposed tariffs on specific goods imported from numerous countries and suggested the potential for additional widespread tariffs in the near term. On April 2, 2025, the U.S. administration issued an executive order imposing tariffs beginning at 10% on all imports into the U.S. from all countries, but with much higher rates for many. While Canada was not exempt, goods compliant with the United States-Mexico-Canada Agreement (“USMCA”) are not subject to these additional tariffs. Multiple nations have countered with retaliatory tariffs and other actions in response. Subsequently, the United States and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment continues to be dynamic, with changes occurring on an ongoing basis, and it is likely that additional developments will occur over the next several months, particularly as the U.S. negotiates with trade partners.

On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the imposition of tariffs. The same day, the U.S. President issued a proclamation imposing a global 10% tariff on all articles imported into the United States under Section 122 of the Trade Act of 1974. The Section 122 tariffs maintain the existing exemption for USMCA compliant goods and do not apply to goods subject to Section 232 of the United States Trade Expansion Act of 1962 tariffs.

Refer to the discussion in our 2025 Annual Report on Form 10-K under part 1, item 1A Risks Factors "Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions" for discussion of some of the risks associated with tariffs.

Closure and Restructuring, and Impairment of long-lived assets

Idling of Coosa Pines, Alabama mill

On March 24, 2026, we announced that we will indefinitely idle operations at our Coosa Pines, Alabama, facility in May 2026. This idling will reduce our annual market pulp production capacity by approximately 270,000 ADMT and will result in a workforce reduction of approximately 285 employees.

During the first quarter of 2026, we recorded $9 million of write-off property, plant and equipment and $3 million of write-off of right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $10 million of write-off of inventory and $7 million of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Impairment of long-lived assets

In 2025, we identified indicators of impairment related to certain non-core pulp and paper assets and Wood Products lumber operations. These indicators were primarily driven by strategic actions to dispose of non-core assets, the indefinite closure and curtailment of certain operations, as well as persistent adverse market conditions affecting the lumber industry, including weaker demand, increased duties and tariffs, and ongoing economic uncertainty.

These market conditions and strategic actions continued during the first quarter of 2026. As a result, we recorded impairment charges of $6 million in the Wood Products segment, $5 million in the Paper and Packaging segment, and $2 million as corporate charges during the first quarter of 2026. The impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of $6 million, and operating lease right-of-use assets of $7 million. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

During the first quarter of 2026, we recorded $2 million of write-off of inventory (2025 – nil) and $1 million of other costs (2025 – nil), under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the first quarter of 2025, we recorded $2 million of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Espanola

The paper machines were shut down in early 2024. On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility. On October 17, 2025, we completed the sale of our Espanola facility. As a result, for the first quarter of 2025, we recorded $12 million of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the three months ended March 31, 2026, other costs related to previous and ongoing closures and restructuring included
$4 million of severance and termination costs (2025 – nil) and $10 million of other costs (2025 – nil).

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

Organizational structure

Our organizational structure is comprised of Business Units and a Corporate function. We manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue and Wood Products. Effective in the first quarter of 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue Business Unit. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

Paper and Packaging: Design, manufacture, market and distribute a wide variety of fiber-based products including communication papers, specialty and packaging papers. Largest integrated manufacturer and marketer of uncoated freesheet paper in North America as well as an important supplier of specialty and packaging papers.

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

Paper, Pulp and Tissue

The table below lists our operating paper, pulp and tissue manufacturing facilities, the number of machines we operate and their annual production capacity following the change in our reporting segment:

	Fiberline Pulp Capacity		Saleable Paper		Tissue
	# lines	('000 ADMT) (1)	# machines	('000 ST) (1, 2)	# machines	('000 ST) (1)
PAPER AND PACKAGING
Paper
Windsor, Quebec	1	447	2	642	—	—
Hawesville, Kentucky	1	412	2	596	—	—
Marlboro, South Carolina	1	320	1	274	—	—
Johnsonburg, Pennsylvania	1	228	2	344	—	—
Nekoosa, Wisconsin	1	155	3	168	—	—
Rothschild, Wisconsin	1	65	1	131	—	—
Port Alberni, British Columbia	—	—	2	265	—	—
Kingsport, Tennessee	—	—	1	600	—	—
Total	6	1,627	14	3,020	—	—
TOTAL Paper and Packaging	6	1,627	14	3,020	—	—

PULP AND TISSUE
Paper
Clermont, Quebec	—	—	1	244	—	—
Gatineau, Quebec	—	—	1	214	—	—
Alma, Quebec	—	—	1	233	—	—
Dolbeau, Quebec	—	—	1	159	—	—
Kénogami, Quebec	—	—	1	148	—	—
Total	—	—	5	998	—	—
Pulp
Ashdown, Arkansas	3	725	—	—	—	—
Plymouth, North Carolina	2	390	—	—	—	—
Skookumchuck, British Columbia	1	290	—	—	—	—
Saint-Félicien, Quebec	1	357	—	—	—	—
Menominee, Michigan	1	171	—	—	—	—
Total	8	1,933	—	—	—	—
Tissue
Calhoun, Tennessee	—	—	—	—	1	66
Hialeah, Florida	—	—	—	—	2	34
Sanford, Florida	—	—	—	—	1	28
Total	—	—	—	—	4	128
TOTAL Pulp and Tissue	8	1,933	5	998	4	128
Trade Pulp (3)		1,690

(1) ADMT refers to an air-dry metric ton and ST refers to short ton. (2) Paper capacity is based on an operating schedule of 360 days and the production at the winder. (3) Estimated third-party shipments dependent upon market conditions.

HIGHLIGHTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2026

For the first quarter of 2026, we reported an operating loss of $118 million, compared to operating income of $66 million in the first quarter of 2025.

The decrease of $184 million in operating results is principally driven by higher closure and restructuring costs, higher impairment charge, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products, lower average selling prices for our pulp products and lower paper production, partially offset by higher average selling prices for our paper products.

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

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the U.S. government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the U.S. and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and developments are likely over the next several months, particularly as the U.S. negotiates with trade partners. See section "Tariffs" above for more information and most recent update on the subject.

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

OUTLOOK

For the balance of 2026, we expect demand for paper to increase for most of our grades, with modest improvements anticipated in pulp demand, especially for fluff. We also expect strong price recovery in our fluff pulp as well as paper products. We will continue to actively manage our inventory levels and align our production with our customer demand. In our Wood Products business, soft demand in the U.S., combined with the implementation of additional 10% tariff on lumber exports to the U.S., has created challenging market conditions and contributed to a significant reduction in the North American lumber capacity. Despite near-term pressure, we remain confident on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate costs, including freight, labor and raw materials, to marginally increase year over year. We will continue to monitor the Middle-East conflict, which is driving increases in energy prices, supply and shipping disruptions, inflationary pressures, and broader supply chain uncertainty. Our near-term focus continues to be on controlling costs and generating cash flow.

This outlook reflects assumptions subject to change given the macro environment.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our first quarter of 2026 and 2025 sales, operating (loss) income and other information relevant to the understanding of our results of operations. Effective in the first quarter of 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue operating segment. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

	Three months ended
FINANCIAL HIGHLIGHTS	March 31, 2026	March 31, 2025	variance $
(In millions of dollars)
Sales	$1,678	$1,860	$(182)
Operating (loss) income	(118)	66	(184)
Net (loss) earnings	$(168)	$6	$(174)

Sales by segment
Paper and Packaging	$907	$1,003
Pulp and Tissue	570	645
Wood Products	226	237
Total for reportable segments	$1,703	$1,885
Intersegment sales	(25)	(25)
Consolidated sales	$1,678	$1,860

Operating income (loss) by segment
Paper and Packaging	$46	$87
Pulp and Tissue	(99)	10
Wood Products	(7)	(2)
Total for reportable segments	$(60)	$95
Corporate and Other	(58)	(29)
Consolidated operating (loss) income	$(118)	$66

		At March 31, 2026	At December 31, 2025
Total assets		$6,592	$6,658
Total long-term debt, including current portion of long-term debt and due to related party		$2,913	$2,832

First quarter of 2026 compared to First quarter of 2025

Analysis of Sales

Sales in the first quarter of 2026 decreased by $182 million, or 10%, when compared to sales in the first quarter of 2025. This decrease in sales is mostly due to lower volume for the majority of our products as well as lower average selling prices for pulp. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. These decreases were partially offset by an increase in our net average selling prices for our paper.

Analysis of change in Operating Income (Loss)

Operating results in the first quarter of 2026 decreased by $184 million, or 279%, when compared to operating income in the first quarter of 2025. This decrease was principally driven by higher closure and restructuring costs related to our cost reduction measures, higher impairment charges, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products, lower average selling prices for our pulp products and lower paper production, partially offset by higher average selling prices for our paper products.

OTHER FACTORS

Interest Expense, net

We incurred $57 million of net interest expense in the first quarter of 2026, a decrease of $4 million compared to net interest expense of $61 million in the first quarter of 2025. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the three month period in 2026 compared to 2025. In the first quarter of 2026, we had capitalized interest of $1 million, compared to nil in the first quarter of 2025. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the first quarter of 2026, our non-service components of net periodic benefit cost were a benefit of $7 million, an increase of $3 million when compared to the first quarter of 2025. Refer to Item 1, Financial Statements and Supplementary Data, under Note 4 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the first quarter of 2026, we recorded no income tax expense. Our current income tax expense of $1 million was fully offset by our deferred income tax benefit of $1 million. This compares to an income tax expense of $3 million in the first quarter of 2025, consisting of $1 million of current income tax expense and a deferred income tax expense of $2 million. We made no payments during the first quarter of 2026, as payments were offset by income tax refunds. The effective tax rate for the first quarter of 2026 was 0% compared to 33% for the first quarter of 2025. The effective tax rate for 2026 was impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for 2025 was impacted by a valuation allowance on tax assets arising from deferred interest expenses and additional U.S. tax expense on foreign operations. This was partially offset by research and experimentation tax credits.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”) designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where we have significant operations have already adopted or are in the process of adopting such legislation. We performed an assessment of potential exposure and concluded GloBE Rules did not impact our financial results for the first quarter of 2026.

Commentary – Segment Review

Effective in the first quarter of 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue operating segment. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

PAPER AND PACKAGING

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2026	March 31, 2025	variance $
Sales
Paper	$861	$903	$(42)
Pulp	46	100	(54)
Total sales	$907	$1,003	$(96)
Operating income	$46	$87	$(41)

Shipments
Paper - manufactured (in thousands of ST)	651	656	(5)
Communication papers	354	410	(56)
Specialty and Packaging papers	297	246	51
Pulp (in thousands of ADMT)	53	118	(65)

Sales

Paper and Packaging segment sales in the first quarter of 2026 decreased by $96 million, or 10%, when compared to sales in the first quarter of 2025. This decrease in sales is mostly due to a decrease in our pulp net average selling prices and pulp volume, as well as a decrease in our paper volume. These decreases were partially offset by higher average selling price for our paper products. Our paper volume was impacted by lower demand, resulting from ongoing macroeconomic challenges and our pulp volume was impacted by the closure of Crofton pulp facility in December 2025.

Operating income

Operating income in our Paper and Packaging segment amounted to $46 million in the first quarter of 2026, a decrease of $41 million, when compared to operating income of $87 million in the first quarter of 2025. Our results were negatively impacted by:

•
Higher operating expenses ($47 million) when compared to the first quarter of 2025 mostly due to lower production, higher maintenance and freight costs as well as other operating expenses
•
Higher input costs ($8 million) mostly due to higher costs of energy
•
Lower paper volume and mix ($5 million)
•
Higher impairment charge ($5 million)
•
Lower net average selling prices for pulp ($6 million)
•
Higher closure and restructuring costs ($2 million) when compared to the first quarter of 2025
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses, net of hedging ($1 million)

These decreases were partially offset by:

•
Higher net average selling prices for paper ($15 million)
•
Lower depreciation charges ($6 million) when compared to the first quarter of 2025
•
Higher other operating income ($12 million) when compared to the first quarter of 2025 mostly due to an insurance settlement received in the first quarter of 2026

PULP AND TISSUE

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2026	March 31, 2025	variance $
Sales
Paper	$147	$183	$(36)
Pulp	361	401	(40)
Tissue	62	61	1
Total sales	$570	$645	$(75)
Operating income (loss)	$(99)	$10	$(109)

Shipments
Paper (in thousands of ST)	213	274	(61)
Pulp (in thousands of ADMT)	484	466	18
Tissue (in thousands of ST) (1)	29	25	4

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in the first quarter of 2026 decreased by $75 million, or 12%, when compared to sales in the first quarter of 2025. This decrease in sales is mostly due to a decrease in our paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges and by the closure of our Grenada paper facility in August 2025, as well as a decrease in our net average selling prices for pulp.

Operating income (loss)

Operating loss in our Pulp and Tissue segment amounted to $99 million in the first quarter of 2026, a decrease of $109 million, when compared to operating income of $10 million in the first quarter of 2025. Our results were negatively impacted by:

•
Lower average selling prices ($56 million) for pulp
•
Higher operating expenses ($44 million) when compared to the first quarter of 2025 mostly due to higher maintenance costs in part due to the timing of some major maintenance, lower production, higher freight costs as well as other operating expenses. Higher operating expenses were partially due to cold weather in the U.S. south that impacted some of our pulp mills.
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($8 million), net of hedging
•
Lower other operating income ($1 million)
•
Higher input costs ($1 million)
•
Higher impairment charges ($12 million)

These decreases were partially offset by:

•
Higher volume and mix ($10 million) mostly due to our mix of pulp products
•
Higher average selling price ($2 million) for tissue
•
Lower depreciation charges ($1 million)

WOOD PRODUCTS

	Three months ended
(In millions of dollars, unless otherwise noted)	March 31, 2026	March 31, 2025	variance $
Sales	$226	$237	$(11)
Operating (loss)	$(7)	$(2)	$(5)

Shipments
Wood products (in millions board feet) (1)	432	455	(23)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in the first quarter of 2026 decreased by $11 million, or 5%, when compared to sales in the first quarter of 2025. This decrease in sales is due to a decrease in volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity.

Operating loss

Operating loss in our Wood Products segment amounted to $7 million in the first quarter of 2026, a decrease of $5 million, when compared to operating loss of $2 million in the first quarter of 2025. Our results were negatively impacted by:

•
Higher cash deposits for duties and higher U.S. tariffs ($17 million)
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($7 million)
•
Higher impairment charges partially offset by lower depreciation charge ($2 million)
•
Lower average selling prices for wood products ($1 million)

These decreases were partially offset by:

•
Favorable hedging ($7 million)
•
Lower operating expenses ($8 million)
•
Lower input costs ($5 million)
•
Favorable volume impact ($2 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under various lending arrangements, including our ABL Revolving Credit facility, of which $295 million was undrawn and available as of March 31, 2026, and asset sales. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

For the first quarter of 2026, we used $43 million of cash flows in operations, had capital expenditures of $56 million, and had debt repayments of $19 million. This compares to $32 million cash provided from operations, capital expenditures of $44 million and debt repayments of $17 million for the first quarter of 2025.

We are focused on generating additional liquidity, including from external sources. Accordingly, we have undertaken a number of actions that seek to enhance our access to liquidity in the business. We continue to conduct a comprehensive review of the assets in our portfolio to identify those that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; we are continuing a complete review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; we may also potentially idle certain underperforming mills and plan to reduce working capital. In addition, in 2025 and to date in 2026, we have: taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and wood lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; curtailment of operations at the Glenwood, Arkansas, sawmill and at the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; permanent closure of the Crofton, British Columbia pulp mill; announced the indefinite idling of the Coosa Pines, Alabama mill; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, safety of our employees and compliance with applicable laws and regulations.

Our consolidated financial statements have been prepared on the basis that we are expected to be able to realize our assets and discharge our liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. Significant judgment was applied in performing a liquidity assessment to evaluate whether we have sufficient liquidity for the next 12 months using a cash flow model. Based on current assumptions, including those related to expected operating margin and other non-discretionary cash inflows and outflows, we expect to have sufficient liquidity to meet our obligations over the next 12 months. In addition to these assumptions, our liquidity position is supported by our available cash balances, access to existing credit facilities, and anticipated cash flows from operations.

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

Cash flows used for operating activities totaled $43 million in the first quarter of 2026, a $75 million difference compared to cash flows provided from operating activities of $32 million in the first quarter of 2025. This decrease in cash flows from operating activities is primarily due to an increase in net loss. For the first quarter of 2026, we contributed $20 million (first quarter of 2025 - $20 million) to the pension plans and $3 million (first quarter of 2025 - $2 million) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities in the first quarter of 2026 amounted to $13 million, a $27 million difference compared to cash flows used for investing activities of $40 million in the first quarter of 2025.

The use of cash for investing activities in the first quarter of 2026 was attributable to additions to property, plant and equipment of $56 million, partially offset by proceeds from the sale of property, plant and equipment of $1 million and proceeds from government assistance related to past and future additions to property, plant and equipment of $42 million.

The use of cash for investing activities in the first quarter of 2025 was mostly attributable to additions to property, plant and equipment of $44 million, partially offset by proceeds from the sale of property, plant and equipment of $4 million.

Our annual capital expenditures for 2026 are expected to total between $260 million and $290 million.

Financing Activities

Cash flows provided from financing activities totaled $67 million in the first quarter of 2026 compared to cash flows used for financing activities of $16 million in the first quarter of 2025.

The source of cash flows from financing activities in the first quarter of 2026 was attributable to borrowings under our ABL Revolving Credit Facility ($95 million), partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($19 million) and lower bank indebtedness ($9 million).

The use of cash flows from financing activities in the first quarter of 2025 was attributable to borrowing under our ABL Revolving Credit Facility ($145 million), repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($17 million) partially offset by issuance of long-term debt ($148 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,861 million as of March 31, 2026, compared to $2,781 million as of December 31, 2025. A substantial majority of this amount, approximately $1.9 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan ("ABL Tranche I Loan") of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of March 31, 2026.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.75 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of March 31, 2026.

On March 31, 2026, we had borrowings of $690 million and $155 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $295 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At March 31, 2026, there were $142 million of borrowings outstanding under the Bank Term Loan.

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

During the first quarter of 2026, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At March 31, 2026, there were $566 million of borrowings under the Farm Credit Term Loan A and $237 million of borrowings under the Farm Credit Term Loan B.

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

During the first quarter of 2026, we repaid $4 million as required for quarterly amortization. At March 31, 2026, there were $303 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of March 31, 2026, we had $642 million of Notes outstanding.

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

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility, the Senior Secured Notes, the Bank Term Loan and the IRB Bonds have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 59% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Unsecured Notes

As of March 31, 2026, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At March 31, 2026, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At March 31, 2026, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to liquidity assessment, environmental matters and asset retirement obligations, business combinations, impairment of property, plant and equipement, operating lease right-of-use assets and definite-lived intangible assets, useful lives, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, countervailing duty and anti-dumping duty cash deposits on softwood lumber and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

For more details on critical accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2025.

There has not been any material change to our policies since December 31, 2025.

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

These statements reflect management’s current beliefs and are based on information currently available to management. Our future financial condition and results of operations, as well as any forward-looking statements, are necessarily based upon a number of estimates and assumptions that, while considered reasonable by management, are inherently subject to known and unknown risks and uncertainties and other factors, many of which are beyond our control and are amplified by current and potential trade and tariff actions affecting the countries where we operate, that could cause actual results to differ materially from historical results. Accordingly, no assurances can be given that any of the events anticipated by the forward-looking statements will occur, or if any occur, what effect they will have on our results of operations or financial condition. These factors include, but are not limited to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025, under Item 1A “Risk Factors,” and:

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
•
a material disruption in our supply chain, manufacturing, distribution operations or customer demand such as public health crises that impact trade or the general economy, including viruses, diseases or illnesses; and
•
the other factors described under “Risk Factors”, in item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information relating to quantitative and qualitative disclosure about market risk is contained in our Annual Report on Form 10-K for the year ended December 31, 2025. There has not been any material change in our exposure to market risk since December 31, 2025. A full discussion on Quantitative and Qualitative Disclosure about Market Risk, is found in Note 3 “Derivatives and Hedging Activities and Fair Value Measurement,” of the financial statements in this Quarterly Report on Form 10-Q.

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

1. Based on estimated 2026 capacity (ST, ADMT or MBF).

2. Based on estimated 2026 consumption levels. The allocation between energy sources may vary during the year in order to take advantage of market conditions.

Note that we may, from time to time, hedge part of our foreign exchange and energy positions, which may therefore impact the above sensitivities.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, an evaluation was performed by members of management, at the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended December 31, 2025, contains important risk factors that could cause our actual results to differ materially from those projected in any forward-looking statement. There were no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2026, there are no publicly traded common shares of Domtar Corporation.

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

Date: May 6, 2026

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)