Form 10-Q
period 2026-06-30
Domtar CORP
filed 2026-08-14
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended June 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

	$	$	$	$
Sales	1,755	1,763	3,433	3,623
Operating expenses
Cost of sales, excluding depreciation and amortization	1,578	1,634	3,177	3,242
Depreciation and amortization	72	85	146	173
Selling, general and administrative	88	96	176	193
Impairment of long-lived assets (NOTE 10)	2	—	27	12
Closure and restructuring costs (NOTE 10)	17	2	51	2
Other operating (income) loss, net	(24)	16	(48)	5
	1,733	1,833	3,529	3,627
Operating income (loss)	22	(70)	(96)	(4)
Interest expense, net	57	58	114	119
Non-service components of net periodic benefit cost (NOTE 5)	—	(3)	(7)	(7)
Loss before income taxes	(35)	(125)	(203)	(116)
Income tax expense (benefit) (NOTE 6)	21	(49)	21	(46)
Net loss	(56)	(76)	(224)	(70)
Other comprehensive (loss) income (NOTE 12):
Net derivative (losses) gains on cash flow hedges:
Net (losses) gains arising during the period, net of tax of $2 and $5, respectively (2025 – $(10) and $(12), respectively)	(5)	31	(14)	36
Less: Reclassification adjustment for losses (gains) included in net loss, net of tax of nil and $2, respectively (2025 – $(1) and $(3), respectively)	1	1	(6)	9
Foreign currency translation adjustments	(18)	60	(33)	61
Change in unrecognized gains (losses) and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1 and $1, respectively (2025 – nil)	5	—	5	(1)
Other comprehensive (loss) income	(17)	92	(48)	105
Comprehensive (loss) income	(73)	16	(272)	35

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	June 30,	December 31,
	2026	2025

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $4	56	60
Receivables, less allowances of $6 and $5	712	617
Receivables from related party (NOTE 16)	31	33
Inventories (NOTE 7)	1,289	1,499
Prepaid expenses	78	63
Income and other taxes receivable	49	52
Other current assets	19	15
Total current assets	2,234	2,339
Property, plant and equipment, net	2,987	3,077
Operating lease right-of-use assets	63	71
Notes receivable from related party (NOTE 16)	65	64
Goodwill and other intangible assets, net (NOTE 8)	140	148
Deferred income tax assets	259	285
Other assets (NOTE 9)	709	674
Total assets	6,457	6,658
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables	914	855
Income and other taxes payable	26	24
Operating lease liabilities due within one year	25	25
Due to related party (NOTE 16)	20	8
Long-term debt due within one year (NOTE 11)	75	75
Total current liabilities	1,060	996
Long-term debt (NOTE 11)	2,770	2,749
Operating lease liabilities	64	64
Deferred income taxes and other	23	24
Pension and other post-retirement benefit obligations (NOTE 5)	534	588
Other liabilities and deferred credits (NOTE 13)	373	332
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(1,153)	(929)
Accumulated other comprehensive (loss) income	(41)	7
Total shareholders' equity	1,633	1,905
Total liabilities and shareholders' equity	6,457	6,658

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	June 30, 2026
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at March 31, 2026	2,827	(1,097)	(24)	1,706
Net loss	—	(56)	—	(56)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $2	—	—	(5)	(5)
Less: Reclassification adjustment for losses included in net loss, net of tax of nil	—	—	1	1
Foreign currency translation adjustments	—	—	(18)	(18)
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1	—	—	5	5
Balance at June 30, 2026	2,827	(1,153)	(41)	1,633

	For the six months ended
	June 30, 2026
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2025	2,827	(929)	7	1,905
Net loss	—	(224)	—	(224)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $5	—	—	(14)	(14)
Less: Reclassification adjustment for gains included in net loss, net of tax of $2	—	—	(6)	(6)
Foreign currency translation adjustments	—	—	(33)	(33)
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $1	—	—	5	5
Balance at June 30, 2026	2,827	(1,153)	(41)	1,633

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the six months ended
	June 30, 2026	June 30, 2025
	$	$
Operating activities
Net loss	(224)	(70)
Adjustments to reconcile net loss to cash flows provided from operating activities
Depreciation and amortization	146	173
Deferred income taxes and tax uncertainties (NOTE 6)	20	(30)
Impairment of long-lived assets (NOTE 10)	27	12
Impairment of inventory (NOTE 10)	14	—
Net gains on disposals of assets	(6)	(4)
Other	(9)	7
Changes in assets and liabilities, excluding the effects of sale of businesses
Receivables, including related party	(138)	20
Inventories	182	(25)
Prepaid expenses	10	7
Trade and other payables, including related party	70	87
Income and other taxes	5	(11)
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(46)	(48)
Other assets and other liabilities	(6)	—
Cash flows provided from operating activities	45	118
Investing activities
Additions to property, plant and equipment	(103)	(101)
Proceeds from disposals of property, plant and equipment	7	9
Proceeds from government assistance for property, plant and equipment	42	—
Proceeds from sale of businesses, net of cash disposed	7	—
Other	—	(1)
Cash flows used for investing activities	(47)	(93)
Financing activities
Net change in bank indebtedness	(10)	(8)
Change in revolving credit facility	55	(115)
Issuance of long-term debt, net of debt issue costs	—	148
Repayments of long-term debt	(37)	(35)
Other	—	(3)
Cash flows provided from (used for) financing activities	8	(13)
Net increase in cash, cash equivalents and restricted cash	6	12
Impact of foreign exchange on cash	—	3
Cash, cash equivalents and restricted cash at beginning of period	101	156
Cash, cash equivalents and restricted cash at end of period	107	171
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	111	108
Income taxes	(2)	9

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	56	99
Restricted cash included in Cash and cash equivalents	—	14
Restricted cash included in Other assets	51	58
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	107	171

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Certain reclassifications have been made to the prior year’s presentation to conform to the current year presentation. See Note 15 “Segment Disclosures” for more details.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 2.

_________________

RECENT ACCOUNTING PRONOUNCEMENTS

FUTURE ACCOUNTING CHANGES

EXPENSE DISAGGREGATION DISCLOSURE

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The new guidance may be applied either prospectively or retrospectively. Early adoption is permitted.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 3.

_________________

SALE OF BUSINESSES

Sale of Engineered Absorbent Materials Corporation

On May 31, 2026, Domtar completed the sale of 100% of its shares in the Engineered Absorbent Materials Corporation ("EAM"), located in Jesup, Georgia. The Company completed the sale for a cash consideration of $8 million, resulting in a net loss of nil.

Sale of Espanola, Ontario mill

On April 9, 2025, the Company signed a purchase agreement for the sale of its Espanola facility. On October 17, 2025, the Company completed the sale (see Note 10 “Closure and restructuring and impairment of long-lived assets” for more details).

Sale of Forest Products Mauricie, Quebec sawmill

On April 2, 2025, Domtar reached an agreement for the sale of the Forest Products Mauricie (“FPM”) sawmill. On July 1, 2025, the Company completed the sale for a cash consideration of $15 million, resulting in a gain of $9 million.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of June 30, 2026 and December 31, 2025, no single customer represented more than 10% of the Company's receivables.

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

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

FOREIGN CURRENCY RISK

Cash flow hedges:

The Company has manufacturing operations in the United States and Canada and sells products to customers in those and other countries. As a result, it is exposed to movements in foreign currency exchange rates. Moreover, certain assets and liabilities are denominated in Canadian dollars and are exposed to foreign currency movements. Accordingly, the Company’s earnings are affected by increases or decreases in the value of the Canadian dollar. The Company may use derivative financial instruments (currency options and foreign exchange forward contracts) to mitigate its exposure to fluctuations in foreign currency exchange rates.

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian operations over the next 5 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive (loss) income to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of June 30, 2026.

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

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at June 30, 2026 and December 31, 2025, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	June 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	—	—	—	—	(a)	Prepaid expenses
Total Assets	—	—	—	—

Liabilities derivatives
Currency derivatives	13	—	13	—	(a)	Trade and other payables
Total Liabilities	13	—	13	—

Other Instruments:
Long-term debt due within one year	75	—	75	—	(b)	Long-term debt due within one year
Long-term debt	2,037	—	2,037	—	(c)	Long-term debt
Contingent consideration for contingent value right	187	—	—	187	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025. The carrying value of the Company’s long-term debt due within one year is $75 million and $75 million at June 30, 2026 and December 31, 2025, respectively.
(c)
The carrying value of the Company’s long-term debt is $2,770 million and $2,749 million at June 30, 2026 and December 31, 2025, respectively.
(d)
The Company estimates the fair value of the contingent consideration by using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period, which requires management’s estimates.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, including restricted cash, receivables, receivables from related party, bank indebtedness, trade and other payables and payables to related party, approximate their fair values.

Notes receivable from related party are carried at amortized cost and bear interest at rates that approximate current market rates for similar financial instruments. Their carrying amounts approximate their fair value because there have been no significant changes in market rates or credit risk.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and six months ended June 30, 2026, the pension expense was $14 million and $30 million, respectively (2025 – $15 million and $33 million, respectively).

The Company expects to contribute approximately $29 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the six months ended
	June 30, 2026		June 30, 2026
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	—	9	—
Interest expense	39	3	77	4
Expected return on plan assets	(48)	—	(94)	—
Amortization of net actuarial gain	—	(1)	—	(1)
Settlement loss	7	—	7	—
Net periodic benefit cost	3	2	(1)	3

	For the three months ended		For the six months ended
	June 30, 2025		June 30, 2025
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	4	—	10	—
Interest expense	44	3	86	4
Expected return on plan assets	(49)	—	(98)	—
Amortization of net actuarial gain	—	(1)	—	—
Settlement loss	—	—	1	—
Net periodic benefit cost	(1)	2	(1)	4

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For the three and six months ended June 30, 2026, the Company contributed $21 million and $41 million, respectively (2025 – $22 million and $42 million, respectively) to the pension plans and $3 million and $6 million, respectively (2025 – $5 million and $7 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $51 million to the pension plans and $7 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INCOME TAXES

For the second quarter of 2026, the Company had an income tax expense of $21 million, consisting of no current income tax expense and a deferred income tax expense of $21 million. This compares to an income tax benefit of $49 million in the second quarter of 2025, consisting of $17 million of current income tax benefit and a deferred income tax benefit of $32 million. The Company received refunds, net of income tax payments, of $2 million during the second quarter of 2026. The effective tax rate for the second quarter of 2026 was - 60% compared to 39% for the second quarter of 2025. The effective tax rate for the second quarter of 2026 is impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for second quarter of 2025 was increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This was partially offset by research and experimentation tax credits and foreign exchange items. Also, the Company recorded a tax expense in the second quarter of 2025 of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year.

For the first six months of 2026, the Company's income tax expense was $21 million, consisting of $1 million of current income tax expense and a deferred income tax expense of $20 million. This compares to an income tax benefit of $46 million in the first six months of 2025, consisting of a current income tax benefit of $16 million and a deferred income tax benefit of $30 million. The Company received refunds, net of income tax payments, of $2 million during the first six months of 2026. The effective tax rate was - 10% compared to 40% in the first six months of 2025. The effective tax rate for the first half of 2026 is impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for the first half of 2025 was increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This was partially offset by research and experimentation tax credits and foreign exchange items. Also, the Company recorded a tax expense of $5 million, in the first half of 2025, pertaining to the reduction of a foreign tax credit claimed in an earlier tax year.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”) designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. The Company has performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the first six months of 2026.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INVENTORIES

The following table presents the components of inventories:

	June 30,	December 31,
	2026	2025
	$	$
Work in process and finished goods	651	763
Raw materials	276	371
Operating and maintenance supplies	362	365
	1,289	1,499

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

	June 30, 2026	December 31, 2025
	$	$
Balance at beginning of year	35	33
Purchase price accounting adjustment	—	2
Balance at end of period	35	35

The goodwill at June 30, 2026 and December 31, 2025 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		June 30, 2026			December 31, 2025
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(1)	8	9	(1)	8
Trade names	15	15	(5)	10	15	(4)	11
Customer relationships	8	110	(23)	87	110	(16)	94
Total		134	(29)	105	134	(21)	113

Amortization expense related to intangible assets for the three and six months ended June 30, 2026 was $4 million and $8 million, respectively (2025 – $4 million and $8 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2027	2028	2029	2030	2031
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	June 30,	December 31,
	2026	2025
	$	$
Pension asset - defined benefit pension plans	287	285
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	269	242
Off-market contracts	61	62
Restricted cash	51	41
Other	41	44
	709	674

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 10.

_________________

CLOSURE AND RESTRUCTURING AND IMPAIRMENT OF LONG-LIVED ASSETS

Idling of Coosa Pines, Alabama mill

On March 24, 2026, the Company announced the indefinite idling of operations at its Coosa Pines, Alabama, facility in May 2026. This idling reduced the Company’s annual market pulp production capacity by approximately 270,000 air-dried metric tons and resulted in a workforce reduction of approximately 285 employees.

For the three and six months ended June 30, 2026, the Company recorded nil and $9 million, respectively, of write-off of property, plant and equipment and nil and $3 million, respectively, of write-off of operating lease right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Additionally, for the three and six months ended June 30, 2026, the Company recorded $2 million and $12 million, respectively, of write-off of inventory, $1 million and $8 million, respectively, of severance and termination costs, and $3 million and $3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

These market conditions and strategic actions continued during the first half of 2026. As a result, for the three and six months ended June 30, 2026, the Company recorded impairment charges of nil and $6 million, respectively, in the Wood Products segment,
$1 million and $6 million, respectively, in the Paper and Packaging segment, $1 million and $1 million, respectively, in the Pulp and Tissue segment, and nil and $2 million, respectively, as corporate charges.

For the three and six months ended June 30, 2026, the impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of nil and $6 million, respectively, and operating lease right-of-use assets of $2 million and
$9 million, respectively. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

For the three and six months ended June 30, 2026, the Company recorded nil and $2 million, respectively of write-off of inventory (2025 – nil) and $1 million and $2 million, respectively, of other costs (2025 – nil), under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three and six months ended June 30, 2025, the Company recorded $5 million and $7 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Other Costs

For the three and six months ended June 30, 2026, other costs related to previous and ongoing closures and restructuring included nil and $4 million, respectively, of severance and termination costs (2025 – $1 million and $1 million, respectively), and $10 million and $20 million, respectively, of other costs (2025 – $1 million and $1 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

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

The Company is focused on generating additional liquidity, including from external sources. Accordingly, it has undertaken a number of actions that seek to enhance access to liquidity in the business. The Company is conducting a comprehensive review of the assets in its portfolio to identify assets that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; it is continuing a review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; the Company may also potentially idle certain underperforming mills and plans to reduce working capital. Additionally, in 2025 and to date in 2026, the Company took steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; announced the permanent closure of the Crofton, British Columbia pulp mill; announced the indefinite idling of the Coosa Pines, Alabama mill; completed the sale of EAM; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, the safety of employees and compliance with applicable laws and regulations.

The Company’s consolidated financial statements have been prepared on the basis that the Company is expected to be able to realize its assets and discharge its liabilities in the normal course of business as they become due for at least twelve months from the issuance date of these consolidated financial statements. Significant judgment was applied in performing a liquidity assessment to evaluate whether the Company has sufficient liquidity for the next 12 months using a cash flow model. Based on current assumptions, including those related to expected operating margin and other non-discretionary cash inflows and outflows, the Company expects to have sufficient liquidity to meet its obligations over the next 12 months. In addition to these assumptions, the Company’s liquidity position is supported by its available cash balances, access to existing credit facilities, and anticipated cash flows from operations.

The Company’s ability to meet its debt service requirements and liquidity needs will depend on its ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond its control.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following table presents the changes in Accumulated other comprehensive (loss) income by component(1) for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	22	N/A	N/A	N/A	22
Net gain (loss)	N/A	30	(2)	N/A	28
Foreign currency items	N/A	N/A	N/A	56	56
Other comprehensive income (loss) before reclassifications	26	30	(2)	56	110
Amounts reclassified from Accumulated other comprehensive (loss) income	11	(2)	2	—	11
Net current period other comprehensive income	37	28	—	56	121
Balance at December 31, 2025	9	11	37	(50)	7
Foreign exchange forward contracts	(14)	N/A	N/A	N/A	(14)
Foreign currency items	N/A	N/A	N/A	(33)	(33)
Other comprehensive loss before reclassifications	(14)	—	—	(33)	(47)
Amounts reclassified from Accumulated other comprehensive (loss) income	(6)	6	(1)	—	(1)
Net current period other comprehensive (loss) income	(20)	6	(1)	(33)	(48)
Balance at June 30, 2026	(11)	17	36	(83)	(41)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive (loss) income:

Details about Accumulated other comprehensive (loss) income components	Amounts reclassified from Accumulated other comprehensive (loss) income
	For the three months ended
	June 30,	June 30,
	2026	2025
	$	$
Net derivative losses on cash flow hedge
Currency options and forwards (1)	(1)	(2)
Total before tax	(1)	(2)
Tax benefit	—	1
Net of tax	(1)	(1)

Amortization of defined benefit pension items
Settlement loss (2)	(7)	—
Total before tax	(7)	—
Tax benefit	1	—
Net of tax	(6)	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	—
Total before tax	1	—
Tax expense	—	—
Net of tax	1	—

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT (CONTINUED)

Details about Accumulated other comprehensive (loss) income components	Amounts reclassified from Accumulated other comprehensive (loss) income
	For the six months ended
	June 30,	June 30,
	2026	2025
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	1	2
Currency options and forwards (1)	7	(14)
Total before tax	8	(12)
Tax (expense) benefit	(2)	3
Net of tax	6	(9)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	—	(1)
Settlement loss (2)	(7)	—
Total before tax	(7)	(1)
Tax benefit	1	1
Net of tax	(6)	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	June 30,	December 31,
	2026	2025
	$	$
Provision for environmental and asset retirement obligations	100	103
Contingent consideration for contingent value right	187	178
Deferred government assistance	42	—
Other	44	51
	373	332

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company has environmental liabilities of $50 million and $55 million recorded as of June 30, 2026 and December 31, 2025, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $58 million recorded as of June 30, 2026 and December 31, 2025, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at June 30, 2026, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company may offer certain indemnifications relating to the sale of discrete businesses and real estate. In general, such indemnifications relate to claims arising from past business operations, non-compliance with laws, and claimed breaches of covenants or representations and warranties included in sales agreements. Such representations and warranties, in turn, typically relate to taxation, environmental, product and employee matters. The terms of such indemnification obligations are generally open-ended. At June 30, 2026, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded in respect of the same. Such indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2026, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

CLIMATE CHANGE AND AIR QUALITY REGULATIONS

Various national and local laws and regulations relating to climate change have been established or are emerging in jurisdictions where the Company currently has, or may have in the future, manufacturing facilities or investments.

In 2019, the EPA repealed the Clean Power Plan and replaced it with the “Affordable Clean Energy” (“ACE”) rule. The ACE rule was legally challenged, and in due course the U.S. Court of Appeals for the D.C. Circuit vacated both the ACE rule and the repeal of the Clean Power Plan, but stayed its mandate as to the Clean Power Plan repeal to avoid reinstating it. On June 30, 2022, the Supreme Court reversed the D.C. Circuit’s decision, holding that the Clean Power Plan was an “extraordinary” case of an agency improperly claiming transformative power over a “major question” of policy without a clear statement from Congress. The decision does not completely bar the EPA from regulating greenhouse gas emissions from the power sector, but it does prohibit the EPA from imposing standards based on “generation shifting” away from coal-fired power plants to natural gas plants and renewable resources.

On May 23, 2023, the EPA proposed a new climate change rule for existing power plants and repealed the ACE rule. The new rule requires, by 2030, all existing coal-fired power plants operating beyond 2039 to choose between carbon capture and sequestration by 2032, natural gas-co-firing by 2030, or retirement before 2032. The new rule also applies to all new gas combustion turbines which are categorized by operating level. Units that operate greater than 40% of their operating capacity in a year require carbon capture and sequestration. Units that operate less have an emission limit or the requirement to use lower emitting fuels. These new climate rules faced state and industry legal challenges, leading to further appellate proceedings in 2024. However, the current Trump administration, having indicated an intent to reconsider the new rule, filed a motion with the D.C. Circuit to hold the litigation in abeyance, which the court granted on February 19, 2025. Irrespective of the outcome of the controversy, the Company does not expect to be disproportionately affected compared with other pulp and paper producers located in the states where the Company operates.

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

The province of Quebec has a greenhouse gas (“GHG”) cap-and-trade system with reduction targets. The province of British Columbia has the B.C. Output-Based Pricing System. The Company's facilities are not disproportionately affected by these measures compared to the other pulp and paper producers located in these provinces.

The Government of Canada has established a federal carbon pricing system that took effect in 2019. The Federal program is a backstop and takes effect if a province does not have a carbon pricing program or if a provincial program is not rigorous enough to meet federal requirements.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of June 30, 2026, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

COUNTERVAILING DUTY AND ANTI-DUMPING INVESTIGATIONS ON SOFTWOOD LUMBER

On November 25, 2016, countervailing duty and anti-dumping petitions were filed with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) by certain U.S. softwood lumber products producers and forest landowners, requesting that the U.S. government impose countervailing and anti-dumping duties on Canadian-origin softwood lumber products exported to the U.S. One of the Company’s subsidiaries was identified in the petitions as being a Canadian exporting producer of softwood lumber products to the U.S. and was selected as a mandatory respondent to be investigated by Commerce in the countervailing and anti-dumping duty investigations, in the first administrative review of the countervailing and anti-dumping duty orders, in the second and third administrative reviews of the countervailing duty order, in the seventh and eighth administrative reviews of the countervailing and anti-dumping duty orders. With respect to other administrative reviews of the countervailing and anti-dumping duty orders for which the Company was not selected as a respondent by Commerce, the Company’s subject imports were assigned the rate applicable to non-selected importers.

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Ongoing Administrative Reviews

Following Commerce’s completion of the Canadian softwood lumber investigation and the first, second, third, fourth, fifth and sixth administrative reviews, the seventh administrative review remains pending. On February 21, 2025, Commerce published a notice initiating the seventh administrative review of the countervailing duty and anti-dumping orders on softwood lumber from Canada. In decisions issued April 9 and 21, 2025, the Company was selected as a respondent in the seventh administrative review of the anti-dumping and countervailing duty orders, respectively. On March 9, 2026, Commerce published a notice initiating the eighth administrative review of the anti-dumping and countervailing duty orders on softwood lumber from Canada. In a decision issued April 8, 2026, the Company was selected as a respondent in the eighth administrative review of the countervailing duty order. On April 14, 2026, Commerce published its preliminary determination in the anti-dumping and countervailing duty seventh administrative review, per which the Company’s preliminary rates were set respectively at 11.70% for the countervailing duty and 13.25% for anti-dumping (such rates to take effect upon the issuance of the final determination scheduled on or before October 12, 2026). In a decision issued May 21, 2026, the Company was selected as a respondent in the eighth administrative review of the anti-dumping order.

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints seeking appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce’s methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce issued its further decision in the matter on April 30, 2024, after which the Panel issued a further decision remanding again to Commerce on February 19, 2026. The Panel directed Commerce to file a determination on remand by April 30, 2026, and Commerce did so on April 30th. The hearing for the countervailing duty appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision in the matter and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On January 6, 2021 and January 19, 2021, the Company filed complaints seeking appellate Panel reviews of the final results in the countervailing duty and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded to Commerce for reconsideration of its methodology pursuant to two recent decisions of the U.S. Court of Appeals for the Federal Circuit. On September 17, 2025, the Panel granted a motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping first administrative review. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022 and with respect to the third administrative reviews on September 16, 2022. On September 10, 2025, the Panel granted a motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping second administrative review. On October 12, 2023, the Company joined the complaint filed by Canadian parties seeking Panel review of the final results in the countervailing duty fourth administration review, and also filed a summons and complaint before the U.S. Court of International Trade (“CIT”) to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties seeking Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. On September 29, 2025, the Company joined the complaint filed by Canadian parties seeking Panel reviews of the final results in the countervailing and anti-dumping sixth administrative reviews. All appellate reviews described above remain pending, except for the anti-dumping first and second administrative reviews.

Sunset Reviews

In parallel, on December 1, 2022, Commerce and the ITC published notices that automatically initiated five-year “sunset” reviews to determine whether revocation, for the future, of the anti-dumping and countervailing duty orders on softwood lumber products from Canada would likely lead to continuation or recurrence of dumping or subsidies (Commerce) and of material injury (ITC). Commerce released final results in the sunset reviews of the countervailing duty and anti-dumping orders on March 27 and April 3, 2023, respectively, finding that revocation of the orders would be likely to lead to continuation or recurrence of countervailable subsidies and of dumping. On May 8, 2023, the Company filed with the CIT a complaint supporting an appellate review of Commerce's final results in the sunset review of the anti-dumping order. On November 30, 2023, the ITC voted that revocation of the orders would be likely to lead to a continuation or recurrence of material injury to the U.S. industry within a reasonably foreseeable time.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits and tariffs. As of June 30, 2026, the Company's subsidiary importing softwood lumber had $133 million of surety bonds outstanding in favor of U.S. Customs, of which $62 million were secured by letters of credit.

As of June 30, 2026, a total of $797 million of cash deposits ($544 million of countervailing duties and $253 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the six months ended
	June 30, 2026			June 30, 2026
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	18	24	42	28	39	67
Net cash deposits paid recognized as receivable	(5)	(1)	(6)	(7)	(5)	(12)
	13	23	36	21	34	55

	For the three months ended			For the six months ended
	June 30, 2025			June 30, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	8	10	18	16	18	34
Net cash deposits paid recognized as receivable	(2)	(2)	(4)	(4)	(4)	(8)
	6	8	14	12	14	26
(1)
Deposits paid are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

The following tables outline the change in duties receivable:

	June 30, 2026			December 31, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of year	176	66	242	146	49	195
Net cash deposits paid recognized as receivable	7	5	12	9	11	20
Accretion	12	3	15	21	6	27
Balance at end of period (1)	195	74	269	176	66	242
(1)
The balance of $269 million is shown in Other assets in the Consolidated Balance Sheets.

PARTIAL WIND-UPS OF PENSION PLANS

On June 12, 2012, the Company filed a motion for directives with the Quebec Superior Court, the court with jurisdiction in the creditor protection proceedings under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA Creditor Protection Proceedings”), seeking an order to prevent pension regulators in each of Quebec, New Brunswick, and Newfoundland and Labrador from declaring partial wind-ups of pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador, or a declaration that any claim for accelerated reimbursements of deficits arising from a partial wind-up is a barred claim under the CCAA Creditor Protection Proceedings. The Company's position is that any such declaration, if issued, would be inconsistent with the Quebec Superior Court’s sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended, and the terms of the Company’s emergence from the CCAA Creditor Protection Proceedings. A partial wind-up would likely shorten the period in which any deficit within those plans, which could reach up to $106 million (C$150 million), would have to be funded if the Company does not obtain the relief sought. The hearing in this matter was held in March 2024. On August 27, 2024, the Quebec Superior Court rendered its judgment, declaring that (i) claims for additional contributions to the New Brunswick and Newfoundland and Labrador pension plans resulting from partial wind-ups of these pension plans are extinguished and have been released and discharged by the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended; and (ii) claims for additional contributions to the New Brunswick and Newfoundland and Labrador pension plans resulting from partial wind-ups of the pension plans on the basis of facts that took place prior to April 17, 2009 are inconsistent with the sanction order confirming the CCAA debtors’ CCAA Plan of Reorganization and Compromise, as amended. On September 17, 2024, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed a motion seeking leave to appeal, which was denied. On January 7, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador filed an application for leave to appeal to the Supreme Court of Canada, which was rejected by the Supreme Court of Canada on September 23, 2025.

On August 5, 2025, the Superintendent of Pensions for New Brunswick and the Superintendent of Pensions of Newfoundland and Labrador each sent to the Company demand letters requesting evidence from the Company that the pension plans relating to employees of former operations in New Brunswick and Newfoundland and Labrador have been funded in accordance with New Brunswick and Newfoundland and Labrador laws during the period starting on December 9, 2010 and ending July 1, 2020 and July 1, 2023, respectively, and seeking grounds to confirm a partial termination of the pension plans for funding below the levels required under New Brunswick and Newfoundland and Labrador laws. The Company is currently assessing an approach to reconcile the funds.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

MENOMINEE FIRE

On October 6, 2022, a fire in a third-party owned warehouse that the Company leases adjacent to its Menominee recycled pulp mill damaged and, in some cases, destroyed, the warehouse, as well as certain of the Company’s property, plant and equipment and inventories, which resulted in the temporary idling of the mill. The mill was restarted during the first quarter of 2023, operating at a limited capacity. The fire incident resulted in third-party damages in addition to damages to the Company’s Menominee mill. Six claims were filed in Michigan State Court against the Company, of which four have been settled including the complaint by the owner of the warehouse alleging damages in an amount in excess of $45 million. The separate complaint filed by a co-tenant in the warehouse and its insurer alleging damages in an amount in excess of $132 million is still pending. The Company currently does not believe it is probable that it will incur any material uninsured loss related to third party claims, nor could any possible loss contingency be reasonably estimable at the present time.

On December 6, 2024, Michigan EGLE sent a “Compliance Communication” to the Company regarding the alleged release of hazardous substances caused by the October 6, 2022 fire and fire suppression activities. EGLE alleges that the Company is liable under Part 201 for the facility and seeks reimbursement of EGLE’s response activity costs. The Company disputes EGLE’s allegations.

On March 5, 2025, the Company also received a letter from USEPA Region 5 seeking recovery of “Response Costs” for the period up to November 30, 2024. On October 2, 2025, the parties signed a statute-of-limitations tolling agreement which was extended February 6, 2026 providing a tolling period expiring June 30, 2026. The tolling agreement is being extended.

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

For the three and six months ended June 30, 2026, the Company recorded additional recoveries of $17 million, as the assessment was completed and the insurance claim was settled with the insurer during the second quarter of 2026. The final payment of $17 million is expected to be received in the third quarter of 2026.

For the three and six months ended June 30, 2025, the Company recognized direct costs of $1 million and $5 million, respectively, which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of nil and $2 million, respectively, for the three and six months ended June 30, 2025, under Other operating (income) loss, net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and six months ended June 30, 2025, $1 million and $7 million, respectively were received from the insurer.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
SEGMENT DATA	2026	2025	2026	2025
	$	$	$	$
Sales by segment
Paper and packaging	914	899	1,821	1,902
Pulp and tissue	572	608	1,142	1,253
Wood products	293	276	519	513
Total for reportable segments	1,779	1,783	3,482	3,668
Intersegment sales	(24)	(20)	(49)	(45)
Consolidated sales	1,755	1,763	3,433	3,623

Sales by product group
Communication papers	543	561	1,081	1,182
Specialty and packaging papers	347	293	679	619
Market pulp	363	437	745	913
Linerboard	78	56	151	114
Newsprint	74	84	139	165
Tissue	58	56	120	117
Wood	292	276	518	513
Consolidated sales	1,755	1,763	3,433	3,623

Other costs by segment
Paper and packaging	822	879	1,678	1,787
Pulp and tissue	587	663	1,236	1,281
Wood products	286	266	519	505
Total for reportable segments	1,695	1,808	3,433	3,573
Corporate and other	38	25	96	54
Consolidated other costs	1,733	1,833	3,529	3,627

Operating income (loss)
Paper and packaging	85	12	131	99
Pulp and tissue	(31)	(67)	(130)	(57)
Wood products	6	10	(1)	8
Corporate and other	(38)	(25)	(96)	(54)
Consolidated operating income (loss)	22	(70)	(96)	(4)
Interest expense, net	57	58	114	119
Non-service components of net periodic benefit cost	—	(3)	(7)	(7)
Loss before income taxes	(35)	(125)	(203)	(116)
Income tax expense (benefit)	21	(49)	21	(46)
Net loss	(56)	(76)	(224)	(70)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

For the three and six months ended June 30, 2026, the Company purchased $11 million and $21 million, respectively (2025 – nil) of electricity from an affiliated company and provided services of $4 million and $10 million, respectively (2025 – nil) to the same affiliated company. These costs are included, on a net basis, in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Cost of sales.

For the three and six months ended June 30, 2026, the Company recognized $4 million and $7 million, respectively (2025 – $5 million and $10 million, respectively) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $31 million and $33 million at June 30, 2026 and December 31, 2025, respectively.

The Company has other payables with affiliated companies of $20 million and $8 million at June 30, 2026 and December 31, 2025, respectively.

The Company has notes receivable issued by PECHC, an affiliated company, of $65 million and $64 million at June 30, 2026 and December 31, 2025, respectively. The subject interest-bearing notes were issued as consideration for the transfer of certain power generation assets to PECHC through the creation and sale of a special purpose entity. Concurrently, the Company entered into agreements to provide services to, and make purchases from, the subject entity, on arm's length terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with Domtar Corporation’s unaudited interim financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those referenced in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed below under “Outlook”, “Forward-looking statements”, as well as in Item 1A, Risk Factors, in Part II, of this report. Throughout this MD&A, unless the context requires otherwise, “Domtar Corporation,” “the Company,” “Domtar,” “we,” “us” and “our” refer to Domtar Corporation and its subsidiaries. Except where otherwise indicated, all financial information reflected herein is determined on the basis of accounting principles generally accepted in the United States.

The information contained on our websites is not incorporated by reference into this Form 10-Q and should in no way be construed as a part of this or any other report that we file with or furnish to the SEC.

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refers to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and six months ended June 30, 2026 and June 30, 2025. The three month and six month periods are also referred to as the second quarter and first half of 2026 and 2025. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

Effective January 1, 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue Business Unit. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

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

On July 20, 2026, the U.S. President issued three proclamations invoking Section 338 of the Tariff Act of 1930, imposing an additional 50% ad valorem duty on a wide range of Canadian-origin goods across targeted sectors. Set to take effect on August 19, 2026, these Section 338 tariffs apply to covered items regardless of USMCA compliance. We are currently assessing the potential impact on our results of operations and it is too soon to determine the full extend of exposure. We will continue to monitor the situation closely.

Refer to the discussion in our 2025 Annual Report on Form 10-K under part 1, item 1A Risks Factors “Products the Company produces in one country and exports to another may become subject to additional duties, tariff or other international trade remedies or restrictions” for discussion of some of the risks associated with tariffs.

Acquisitions and Divestitures

Sale of Engineered Absorbent Materials Corporation

On May 31, 2026, we completed the sale of Engineered Absorbent Materials Corporation (“EAM”), located in Jesup, Georgia. We completed the sale for a cash consideration of $8 million, resulting in a net loss of nil.

Closure and Restructuring, and Impairment of long-lived assets

Idling of Coosa Pines, Alabama mill

On March 24, 2026, we announced the indefinite idling of operations at our Coosa Pines, Alabama, facility in May 2026. This idling reduce our annual market pulp production capacity by approximately 270,000 ADMT and result in a workforce reduction of approximately 285 employees.

During the second quarter and first half of 2026, we recorded nil and $9 million, respectively, of write-off of property, plant and equipment and nil and $3 million, respectively, of write-off of operating lease right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $2 million and $12 million, respectively, of write-off of inventory, $1 million and $8 million, respectively, of severance and termination costs, and $3 million and $3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

These market conditions and strategic actions continued during the first half of 2026. As a result, for the second quarter and first half of 2026, we recorded impairment charges of nil and $6 million, respectively, in the Wood Products segment, $1 million and $6 million in the Paper and Packaging segment, $1million and $1 million in the Pulp and Tissue segment, and nil and $2 million, respectively, as corporate charges. The impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of nil and $6 million, respectively, and operating lease right-of-use assets of $2 million and $9 million, respectively. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

During the second quarter and first half of 2026, we recorded nil and $2 million, respectively, of write-off of inventory (2025 – nil) and $1 million and $2 million, respectively, of other costs (2025 – nil), under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

During the second quarter and first half of 2025, we recorded $5 million and $7 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Espanola

On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility. On October 17, 2025, we completed the sale of our Espanola facility. As a result, for the second quarter and first half of 2025, we recorded nil and $12 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the second quarter and first half of 2026, other costs related to previous and ongoing closures and restructuring included nil and $4 million, respectively, of severance and termination costs (2025 – $1 million and $1 million, respectively), and $10 million and $20 million, respectively, of other costs (2025 – $1 million and $1 million, respectively).

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

Organizational structure

Our organizational structure is comprised of Business Units and a Corporate function. We manage and report our operating results through three reportable segments: Paper and Packaging, Pulp and Tissue and Wood Products. Effective January 1, 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue Business Unit. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

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

HIGHLIGHTS FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2026

For the second quarter of 2026, we reported an operating income of $22 million, compared to operating loss of $70 million in the second quarter of 2025.

The increase of $92 million in operating results is principally driven by lower maintenance costs, higher average selling prices for our paper and wood products as well as an insurance settlement recorded in the second quarter of 2026, partially offset by higher closure and restructuring costs, higher freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the consolidated analysis and segment analysis.

HIGHLIGHTS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2026

For the first half of 2026, we reported operating loss of $96 million, compared to operating loss of $4 million in the first half of 2025.

The decrease of $92 million in operating results is principally driven by higher closure and restructuring costs, higher impairment charge, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products, lower average selling prices for our pulp products, and lower paper production, partially offset by higher average selling prices for our paper and wood products, lower maintenance costs as well as insurance settlement recorded in the second quarter of 2026.

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

A portion of the products that we manufacture are exported to other countries, and a portion of the inputs that we use in manufacturing are imported from other countries. Starting in the first quarter of 2025, the U.S. government announced new tariffs on imports from numerous countries, and multiple nations countered with retaliatory tariffs and other actions in response. Subsequently, the U.S. and other nations have adjusted their initial announcements and deferred or limited implementation in certain instances. The tariff environment has been dynamic over the last several months, with changes occurring on an ongoing basis, and developments are likely over the next several months, particularly as the U.S. negotiates with trade partners. See section “Tariffs” above for more information and most recent update on the subject.

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

OUTLOOK

For the balance of 2026, we anticipate steady demand across most of our paper grades and modest demand improvements in pulp, particularly fluff pulp. We expect pricing improvements in paper and price realization in fluff pulp while continuing to actively manage our inventory levels and align production with end-market demand. In our Wood Products business, soft demand in the U.S., combined with the implementation of additional 10% tariff on lumber exports to the U.S., has created challenging market conditions. Despite near-term pressure, we remain confident on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. Overall, we anticipate modest year-over-year costs increases across freight, labor and raw materials, while actively monitoring global supply chain and inflationary risks stemming from ongoing conflicts in the Middle-East. Our near-term focus remains on controlling costs and generating cash flow.

This outlook reflects assumptions that remain subject to change based on evolving macroeconomic conditions.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our second quarter of 2026 and 2025 sales, operating (loss) income and other information relevant to the understanding of our results of operations. Effective January 1, 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are being reported under our Pulp and Tissue operating segment. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

	Three months ended			Six months ended
FINANCIAL HIGHLIGHTS	June 30, 2026	June 30, 2025	variance $	June 30, 2026	June 30, 2025	variance $
(In millions of dollars)
Sales	$1,755	$1,763	$(8)	$3,433	$3,623	$(190)
Operating income (loss)	22	(70)	92	(96)	(4)	(92)
Net loss	$(56)	$(76)	$20	$(224)	$(70)	$(154)

Sales by segment
Paper and Packaging	$914	$899		$1,821	$1,902
Pulp and Tissue	572	608		1,142	1,253
Wood Products	293	276		519	513
Total for reportable segments	$1,779	$1,783		$3,482	$3,668
Intersegment sales	(24)	(20)		(49)	(45)
Consolidated sales	$1,755	$1,763		$3,433	$3,623

Operating income (loss) by segment
Paper and Packaging	$85	$12		$131	$99
Pulp and Tissue	(31)	(67)		(130)	(57)
Wood Products	6	10		(1)	8
Total for reportable segments	$60	$(45)		$—	$50
Corporate and Other	(38)	(25)		(96)	(54)
Consolidated operating income (loss)	$22	$(70)		$(96)	$(4)

		At June 30, 2026	At December 31, 2025
Total assets		$6,457	$6,658
Total long-term debt, including current portion of long-term debt and due to related party		$2,865	$2,832

Second quarter of 2026 compared to Second quarter of 2025

Analysis of Sales

Sales in the second quarter of 2026 decreased by $8 million, or 0%, when compared to sales in the second quarter of 2025. This decrease in sales is mostly due to lower average selling prices for our pulp products. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. In addition, our pulp and paper volumes were impacted by our recent mill closures at Grenada, Crofton and Coosa Pines. This decrease was partially offset by an increase in our net average selling prices for our paper and wood products.

Analysis of change in Operating Income (Loss)

Operating income in the second quarter of 2026 increased by $92 million, or 131%, when compared to operating loss in the second quarter of 2025. This increase was principally driven by lower maintenance costs, higher average selling prices for our paper and wood products as well as an insurance settlement recorded in the second quarter of 2026, partially offset by higher closure and restructuring costs related to our cost reduction measures, higher freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products.

First half of 2026 compared to first half of 2025

Analysis of Sales

Sales in the first half of 2026 decreased by $190 million, or 5%, when compared to sales in the first half of 2025. This decrease in sales is mostly due to lower volume for the majority of our products as well as lower average selling prices for our pulp products. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. In addition, our pulp and paper volumes were impacted by our recent mill closures at Grenada, Crofton and Coosa Pines. These decreases were partially offset by an increase in our net average selling prices for our paper and wood products.

Analysis of change in Operating Loss

Operating loss in the first half of 2026 increased by $92 million, or 2300%, when compared to operating loss of $4 million in the first half of 2025. This increase in loss was principally driven by higher closure and restructuring costs related to our cost reduction measures, higher impairment charges, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products, partially offset by higher average selling prices for our paper and wood products as well as insurance settlements recorded in the first half of 2026.

OTHER FACTORS

Interest Expense, net

We incurred $57 million of net interest expense in the second quarter of 2026, a decrease of $1 million compared to net interest expense of $58 million in the second quarter of 2025. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the three month period in 2026 compared to 2025. In the second quarter of 2026, we had capitalized interest of $1 million, compared to nil in the second quarter of 2025. See section “Capital Resources” below for more information on our debt structure.

We incurred $114 million of net interest expense in the first half of 2026, a decrease of $5 million compared to net interest expense of $119 million in the first half of 2025. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the six month period in 2026 compared to 2025. In the first half of 2026, we had capitalized interest of $2 million, compared to nil in the first half of 2025. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the second quarter of 2026, our non-service components of net periodic benefit cost were nil, a decrease of $3 million when compared to the second quarter of 2025. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first half of 2026, our non-service components of net periodic benefit cost were a benefit of $7 million, flat when compared to the first half of 2025. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the second quarter of 2026, we had an income tax expense of $21 million, consisting of no current income tax expense and a deferred income tax expense of $21 million. This compares to an income tax benefit of $49 million in the second quarter of 2025, consisting of $17 million of current income tax benefit and a deferred income tax benefit of $32 million. We received refunds, net of income tax payments, of $2 million during the second quarter of 2026. The effective tax rate for the second quarter of 2026 was -60% compared to 39% for the second quarter of 2025. The effective tax rate for the second quarter of 2026 is impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for second quarter of 2025 was increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This was partially offset by research and experimentation tax credits and foreign exchange items. Also, we recorded a tax expense in the second quarter of 2025 of $5 million pertaining to the reduction of a foreign tax credit claimed in an earlier tax year.

For the first six months of 2026, our income tax expense was $21 million, consisting of $1 million of current income tax expense and a deferred income tax expense of $20 million. This compares to an income tax benefit of $46 million in the first six months of 2025, consisting of a current income tax benefit of $16 million and a deferred income tax benefit of $30 million. We received refunds, net of income tax payments, of $2 million during the first six months of 2026. The effective tax rate was -10% compared to 40% in the first six months of 2025. The effective tax rate for the first half of 2026 is impacted by current year losses with no related tax benefit. This was partially offset by the recognition of previously unrecognized tax benefits. The effective tax rate for the first half of 2025 was increased by a valuation allowance on tax assets arising from deferred interest expenses as well as other nondeductible expenses. This was partially offset by research and experimentation tax credits and foreign exchange items. Also, we recorded a tax expense of $5 million, in the first half of 2025, pertaining to the reduction of a foreign tax credit claimed in an earlier tax year.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”) designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted or are in the process of adopting such legislation. We performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the first six months of 2026.

Commentary – Segment Review

Effective January 1, 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are now being reported under our Pulp and Tissue operating segment. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

PAPER AND PACKAGING

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2026	June 30, 2025	variance $	June 30, 2026	June 30, 2025	variance $
Sales
Paper	$882	$824	$58	$1,743	$1,727	$16
Pulp	32	75	(43)	78	175	(97)
Total sales	$914	$899	$15	$1,821	$1,902	$(81)
Operating income	$85	$12	$73	$131	$99	$32

Shipments
Paper - manufactured (in thousands of ST)	652	588	64	1,303	1,244	59
Communication papers	367	366	1	742	776	(34)
Specialty and Packaging papers	285	222	63	561	468	93
Pulp (in thousands of ADMT)	38	85	(47)	91	203	(112)

Sales

Paper and Packaging segment sales in the second quarter of 2026 increased by $15 million, or 2%, when compared to sales in the second quarter of 2025. This increase in sales is mostly due to higher paper volume. This increase was partially offset by lower pulp volume and lower average selling price for our pulp products. Our pulp volume was impacted by the closure of Crofton pulp facility in December 2025.

Paper and Packaging segment sales in the first half of 2026 decreased by $81 million, or 4%, when compared to sales in the first half of 2025. This decrease in sales is mostly due to a decrease in our pulp net average selling prices and pulp volume. These decreases were partially offset by higher average selling price for our paper products. Our pulp volume was impacted by the closure of Crofton pulp facility in December 2025.

Operating income

Operating income in our Paper and Packaging segment amounted to $85 million in the second quarter of 2026, an increase of $73 million, when compared to operating income of $12 million in the second quarter of 2025. Our results were positively impacted by:

•
Higher net average selling prices for paper ($1 million)
•
Higher volume and mix ($5 million)
•
Lower depreciation charges ($8 million) when compared to the second quarter of 2025

•
Lower operating expenses ($48 million) when compared to the second quarter of 2025 mostly due to lower maintenance expense, lower selling, general and administration expense and higher paper production. In addition, the closure of our Crofton pulp facility had a favorable impact on our operating expenses
•
Lower input costs ($12 million) mostly due to lower fiber and chemical costs
•
The impact of the Canadian dollar on our Canadian dollar denominated expenses was flat, offset by favorable hedging ($2 million)
•
Higher other operating income ($5 million) when compared to the second quarter of 2025

These increases were partially offset by:

•
Higher impairment charge ($1 million)
•
Lower net average selling prices for pulp ($5 million)
•
Higher closure and restructuring costs ($2 million) when compared to the second quarter of 2025

Operating income in our Paper and Packaging segment amounted to $131 million in the first half of 2026, an increase of $32 million, when compared to operating income of $99 million in the first half of 2025. Our results were positively impacted by:

•
Higher net average selling prices for paper ($16 million)
•
Lower depreciation charges ($14 million) when compared to the first half of 2025
•
Higher other operating income ($17 million) when compared to the first half of 2025 mostly due to an insurance settlement received in the first quarter of 2026
•
Lower input costs ($4 million) mostly due to lower fiber costs partially offset by higher costs of energy
•
Lower operating expenses ($1 million) when compared to the first half of 2025 mostly due to lower maintenance expense, lower selling, general and administration expense offset by lower paper production volume and higher freight costs. In addition, the closure of Crofton pulp facility had a favorable impact on our operating expenses
•
Favorable hedging, net of the negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($1 million)

These increases were partially offset by:

•
Higher impairment charge ($6 million)
•
Lower net average selling prices for pulp ($11 million)
•
Higher closure and restructuring costs ($4 million) when compared to the first half of 2025

PULP AND TISSUE

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2026	June 30, 2025	variance $	June 30, 2026	June 30, 2025	variance $
Sales
Paper	$162	$170	$(8)	$309	$353	$(44)
Pulp	352	382	(30)	713	783	(70)
Tissue	58	56	2	120	117	3
Total sales	$572	$608	$(36)	$1,142	$1,253	$(111)
Operating loss	$(31)	$(67)	$36	$(130)	$(57)	$(73)

Shipments
Paper (in thousands of ST)	224	263	(39)	437	537	(100)
Pulp (in thousands of ADMT)	458	417	41	942	883	59
Tissue (in thousands of ST) (1)	26	24	2	55	49	6

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in the second quarter of 2026 decreased by $36 million, or 6%, when compared to sales in the second quarter of 2025. This decrease in sales is mostly due to a decrease in our paper sales volume mostly due to the closure of our Grenada paper facility in August 2025, as well as a decrease in our net average selling prices for pulp, partially offset by an increase in our pulp volume as well as an increase in our net average selling prices for paper.

Pulp and Tissue segment sales in the first half of 2026 decreased by $111 million, or 9%, when compared to sales in the first half of 2025. This decrease in sales is mostly due to a decrease in our paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges and by the closure of our Grenada paper facility in August 2025, as well as a decrease in our net average selling prices for pulp, partially offset by an increase in our pulp volume as well as an increase in our net average selling prices for paper.

Operating loss

Operating loss in our Pulp and Tissue segment amounted to $31 million in the second quarter of 2026, a decrease in loss of $36 million, when compared to operating loss of $67 million in the second quarter of 2025. Our results were positively impacted by:

•
Lower operating expenses ($51 million) when compared to the second quarter of 2025 mostly due to lower maintenance costs in part due to the timing of some major maintenance and mills closure as well as other operating expenses, partially offset by higher freight costs. In addition, the closure of our Granada paper facility and Coosa Pines pulp facility had a favorable impact on our operating expenses
•
Higher other operating income ($19 million) mostly due to an insurance settlement recorded in the second quarter of 2026
•
Lower input costs ($12 million) mostly due to lower fiber and chemicals costs
•
Higher average selling price ($12 million) for paper
•
Higher average selling price ($3 million) for tissue
•
Lower depreciation charges ($5 million)

These increases were partially offset by:

•
Lower average selling prices ($61 million) for pulp
•
Lower volume and mix ($4 million) mostly due to our mix of pulp products
•
Higher impairment charges ($1 million)

Operating loss in our Pulp and Tissue segment amounted to $130 million in the first half of 2026, a decrease of $73 million, when compared to operating income of $57 million in the first half of 2025. Our results were negatively impacted by:

•
Lower average selling prices ($117 million) for pulp
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($8 million), net of hedging
•
Higher impairment charges ($13 million)

These decreases were partially offset by:

•
Higher other operating income ($20 million) mostly due to an insurance settlement recorded in the second quarter of 2026
•
Higher average selling price ($12 million) for paper
•
Lower input costs ($11 million) mostly due to lower fiber and chemicals costs
•
Higher volume and mix ($6 million) mostly due to our mix of pulp products
•
Higher average selling price ($5 million) for tissue
•
Lower operating expenses ($6 million) when compared to the first half of 2025 mostly due to lower maintenance costs in part due to the timing of some major maintenance and mills closure, as well as other operating expenses partially offset by higher freight costs. In addition, the closure of our Granada paper facility and Coosa Pines pulp facility had a favorable impact on our operating expenses
•
Lower depreciation charges ($5 million)

WOOD PRODUCTS

	Three months ended			Six months ended
(In millions of dollars, unless otherwise noted)	June 30, 2026	June 30, 2025	variance $	June 30, 2026	June 30, 2025	variance $
Sales	$293	$276	$17	$519	$513	$6
Operating income (loss)	$6	$10	$(4)	$(1)	$8	$(9)

Shipments
Wood products (in millions board feet) (1)	528	531	(3)	960	986	(26)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in the second quarter of 2026 increased by $17 million, or 6%, when compared to sales in the second quarter of 2025. This increase in sales is mostly due to higher net average selling prices, partially offset by a decrease in volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity.

Wood Products segment sales in the first half of 2026 increased by $6 million, or 1%, when compared to sales in the first half of 2025. This increase in sales is mostly due to higher net average selling prices, partially offset by a decrease in volume mostly due to lower demand resulting from a slowdown in residential construction and renovation activity.

Operating income (loss)

Operating income in our Wood Products segment amounted to $6 million in the second quarter of 2026, a decrease of $4 million, when compared to operating income of $10 million in the second quarter of 2025. Our results were negatively impacted by:

•
Higher cash deposits for duties and higher U.S. tariffs ($28 million)
•
Unfavorable volume and mix impact ($7 million)
•
Higher input costs ($3 million)

These decreases were partially offset by:

•
Higher average selling prices for wood products ($20 million)

•
Lower operating expenses ($11 million)
•
Lower depreciation charge ($3 million)

Operating loss in our Wood Products segment amounted to $1 million in the first half of 2026, a decrease in operating results of $9 million, when compared to operating income of $8 million in the first half of 2025. Our results were negatively impacted by:

•
Higher cash deposits for duties and higher U.S. tariffs ($45 million)
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($7 million)
•
Unfavorable volume and mix impact ($5 million)

These decreases were partially offset by:

•
Higher average selling prices for wood products ($19 million)
•
Favorable hedging ($7 million)
•
Lower operating expenses ($19 million)
•
Lower depreciation charge partially offset by higher impairment charges ($1 million)
•
Lower input costs ($2 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under various lending arrangements, including our ABL Revolving Credit facility, of which $337 million was undrawn and available as of June 30, 2026, and asset sales. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

For the second quarter of 2026, we had $88 million of cash flows provided from operations, had capital expenditures of $47 million, and had debt repayments of $18 million. This compares to $86 million of cash provided from operations, capital expenditures of $57 million and debt repayments of $18 million for the second quarter of 2025.

We are focused on generating additional liquidity, including from external sources. Accordingly, we have undertaken a number of actions that seek to enhance our access to liquidity in the business. We continue to conduct a comprehensive review of the assets in our portfolio to identify those that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; we are continuing a complete review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales; we may also potentially idle certain underperforming mills and plan to reduce working capital. In addition, in 2025 and to date in 2026, we have: taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; curtailment of operations at the Glenwood, Arkansas, sawmill and at the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; permanent closure of the Crofton, British Columbia pulp mill; indefinite idling of the Coosa Pines, Alabama mill; completed the sale of EAM; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, safety of our employees and compliance with applicable laws and regulations.

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

Cash flows provided from operating activities totaled $45 million in the first half of 2026, a $73 million difference compared to cash flows provided from operating activities of $118 million in the first half of 2025. This decrease in cash flows from operating activities is primarily due to an increase in net loss, partially offset by a decrease in working capital requirements. For the first half of 2026, we contributed $41 million (first half of 2025 - $42 million) to the pension plans and $6 million (first half of 2025 - $7 million) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities in the first half of 2026 amounted to $47 million, a $46 million difference compared to cash flows used for investing activities of $93 million in the first half of 2025.

The use of cash for investing activities in the first half of 2026 was attributable to additions to property, plant and equipment of $103 million, partially offset by proceeds from the sale of property, plant and equipment of $7 million, proceeds from the sale of businesses of $7 million and proceeds from government assistance related to past and future additions to property, plant and equipment of $42 million.

The use of cash for investing activities in the first half of 2025 was mostly attributable to additions to property, plant and equipment of $101 million, partially offset by proceeds from the sale of property, plant and equipment of $9 million.

Our annual capital expenditures for 2026 are expected to total between $240 million and $260 million.

Financing Activities

Cash flows provided from financing activities totaled $8 million in the first half of 2026 compared to cash flows used for financing activities of $13 million in the first half of 2025.

The source of cash flows from financing activities in the first half of 2026 was attributable to borrowings under our ABL Revolving Credit Facility ($55 million), partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($37 million) and lower bank indebtedness ($10 million).

The use of cash flows from financing activities in the first half of 2025 was attributable to borrowings under our ABL Revolving Credit Facility ($115 million), repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($35 million) and lower bank indebtedness ($8 million) partially offset by issuance of long-term debt ($148 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,809 million as of June 30, 2026, compared to $2,781 million as of December 31, 2025. A substantial majority of this amount, approximately $1.9 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility that matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan (“ABL Tranche I Loan”) of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of June 30, 2026.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.75 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of June 30, 2026.

On June 30, 2026, we had borrowings of $650 million and $153 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $337 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At June 30, 2026, there were $141 million of borrowings outstanding under the Bank Term Loan.

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

During the second quarter of 2026, we repaid $8 million of Farm Credit Term Loan A, and $4 million of Farm Credit Term Loan B, as required for quarterly amortization. At June 30, 2026, there were $558 million of borrowings under the Farm Credit Term Loan A and $233 million of borrowings under the Farm Credit Term Loan B.

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

During the second quarter of 2026, we repaid $5 million as required for quarterly amortization. At June 30, 2026, there were $298 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of June 30, 2026, we had $642 million of Notes outstanding.

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

Our obligations under our Farm Credit Term Loan, the First Lien Term Loan Facility and the Senior Secured Notes are guaranteed by our immediate parent (a company with no assets other than Domtar shares) and all of the Issuer’s direct and indirect wholly-owned material U.S. subsidiaries. Our Farm Credit Term Loan, the First Lien Term Loan Facility, the Senior Secured Notes, the Bank Term Loan and the IRB Bonds have a first priority lien on the fixed assets of our wholly-owned material U.S. subsidiaries, representing 60% of the Consolidated Fixed Assets, and a second-priority lien on the current asset collateral in the U.S. (second in priority to the liens securing our ABL Revolving Credit Facility discussed above), in each case, subject to other permitted liens.

Unsecured Notes

As of June 30, 2026, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At June 30, 2026, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At June 30, 2026, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 “Recent Accounting Pronouncements,” of the financial statements in this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and choices amongst acceptable accounting methods that affect our reported results of operations and financial position. Critical accounting estimates pertain to matters that contain a significant level of management estimates about future events, encompass the most complex and subjective judgments and are subject to a fair degree of measurement uncertainty. On an ongoing basis, management reviews its estimates, including those related to liquidity assessment, environmental matters and asset retirement obligations, business combinations, impairment of property, plant and equipment, operating lease right-of-use assets and definite-lived intangible assets, useful lives, closure and restructuring costs, pension and other post-retirement benefit plans, income taxes, countervailing duty and anti-dumping duty cash deposits on softwood lumber and contingencies related to legal claims. These critical accounting estimates and policies have been reviewed with the Audit Committee. We believe these accounting policies, and others as set forth in Note 1 “Summary of Significant Accounting Policies”, should be reviewed as they are essential to understanding our results of operations, cash flows and financial condition. Actual results could differ from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, an evaluation was performed by members of management, at the direction and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2026, there are no publicly traded common shares of Domtar Corporation.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DOMTAR CORPORATION

Date: August 14, 2026

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)