Form 10-Q
period 2026-09-30
Domtar CORP
filed 2026-10-28
CIK 1381531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

DOMTAR CORPORATION

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

	$	$	$	$
Sales	1,687	1,682	5,120	5,305
Operating expenses
Cost of sales, excluding depreciation and amortization	1,502	1,439	4,679	4,681
Depreciation and amortization	74	84	220	257
Selling, general and administrative	87	93	263	286
Impairment of long-lived assets (NOTE 10)	1	11	28	23
Closure and restructuring costs (NOTE 10)	12	31	63	33
Other operating loss (income), net	3	(16)	(45)	(11)
	1,679	1,642	5,208	5,269
Operating income (loss)	8	40	(88)	36
Interest expense, net	57	59	171	178
Non-service components of net periodic benefit cost (NOTE 5)	(7)	(6)	(14)	(13)
Loss before income taxes	(42)	(13)	(245)	(129)
Income tax (benefit) expense (NOTE 6)	(10)	302	11	256
Net loss	(32)	(315)	(256)	(385)
Other comprehensive income (loss) (NOTE 12):
Net derivative gains (losses) on cash flow hedges:
Net gains (losses) arising during the period, net of tax of $(1) and $4, respectively (2025 – $6 and $(6), respectively)	2	(18)	(12)	18
Less: Reclassification adjustment for losses (gains) included in net loss, net of tax of $(2) and nil, respectively (2025 – nil and $(3), respectively)	5	2	(1)	11
Foreign currency translation adjustments	1	(23)	(32)	38
Change in unrecognized gains (losses) and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil and $(1), respectively (2025 – nil)	—	—	5	(1)
Other comprehensive income (loss)	8	(39)	(40)	66
Comprehensive loss	(24)	(354)	(296)	(319)

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED BALANCE SHEETS

(UNAUDITED, IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

	At
	September 30,	December 31,
	2026	2025

	$	$
Assets
Current assets
Cash and cash equivalents, including restricted cash of nil and $4	63	60
Receivables, less allowances of $6 and $5	702	617
Receivables from related party (NOTE 16)	32	33
Inventories (NOTE 7)	1,338	1,499
Prepaid expenses	56	63
Income and other taxes receivable	53	52
Other current assets	16	15
Total current assets	2,260	2,339
Property, plant and equipment, net	2,967	3,077
Operating lease right-of-use assets	61	71
Notes receivable from related party (NOTE 16)	60	64
Goodwill and other intangible assets, net (NOTE 8)	136	148
Deferred income tax assets	268	285
Other assets (NOTE 9)	714	674
Total assets	6,466	6,658
Liabilities and shareholders' equity
Current liabilities
Bank indebtedness	—	9
Trade and other payables	951	855
Income and other taxes payable	26	24
Operating lease liabilities due within one year	22	25
Due to related party (NOTE 16)	17	8
Long-term debt due within one year (NOTE 11)	75	75
Total current liabilities	1,091	996
Long-term debt (NOTE 11)	2,786	2,749
Operating lease liabilities	63	64
Deferred income taxes and other	23	24
Pension and other post-retirement benefit obligations (NOTE 5)	511	588
Other liabilities and deferred credits (NOTE 13)	383	332
Commitments and contingencies (NOTE 14)
Shareholders' equity
Common stock $0.01 par value; 100 shares issued and outstanding	—	—
Additional paid-in capital	2,827	2,827
Deficit	(1,185)	(929)
Accumulated other comprehensive (loss) income	(33)	7
Total shareholders' equity	1,609	1,905
Total liabilities and shareholders' equity	6,466	6,658

The accompanying notes are an integral part of the consolidated financial statements.

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the three months ended
	September 30, 2026
	Additional paid-in capital	Deficit	Accumulated other comprehensive loss	Total shareholders' equity

	$	$	$	$
Balance at June 30, 2026	2,827	(1,153)	(41)	1,633
Net loss	—	(32)	—	(32)
Net derivative gains on cash flow hedges:
Net gains arising during the period, net of tax of $(1)	—	—	2	2
Less: Reclassification adjustment for losses included in net loss, net of tax of $(2)	—	—	5	5
Foreign currency translation adjustments	—	—	1	1
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of nil	—	—	—	—
Balance at September 30, 2026	2,827	(1,185)	(33)	1,609

	For the nine months ended
	September 30, 2026
	Additional paid-in capital	Deficit	Accumulated other comprehensive income (loss)	Total shareholders' equity

	$	$	$	$
Balance at December 31, 2025	2,827	(929)	7	1,905
Net loss	—	(256)	—	(256)
Net derivative losses on cash flow hedges:
Net losses arising during the period, net of tax of $4	—	—	(12)	(12)
Less: Reclassification adjustment for gains included in net loss, net of tax of nil	—	—	(1)	(1)
Foreign currency translation adjustments	—	—	(32)	(32)
Change in unrecognized gains and prior service cost related to pension and other post-retirement benefit plans, net of tax of $(1)	—	—	5	5
Balance at September 30, 2026	2,827	(1,185)	(33)	1,609

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

DOMTAR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED, IN MILLIONS OF DOLLARS)

	For the nine months ended
	September 30, 2026	September 30, 2025
	$	$
Operating activities
Net loss	(256)	(385)
Adjustments to reconcile net loss to cash flows provided from (used for) operating activities
Depreciation and amortization	220	257
Deferred income taxes and tax uncertainties (NOTE 6)	10	248
Impairment of long-lived assets (NOTE 10)	28	23
Write-off of inventory (NOTE 10)	15	17
Net gains on disposals of assets	(4)	(11)
Other	(15)	4
Changes in assets and liabilities, excluding the effects of sale of businesses
Receivables, including related party	(138)	22
Inventories	132	(142)
Prepaid expenses	34	25
Trade and other payables, including related party	132	(3)
Income and other taxes	—	20
Difference between employer pension and other post-retirement contributions and pension and other post-retirement expense	(84)	(75)
Other assets and other liabilities	(7)	(4)
Cash flows provided from (used for) operating activities	67	(4)
Investing activities
Additions to property, plant and equipment	(151)	(164)
Proceeds from disposals of property, plant and equipment	7	9
Proceeds from government assistance for property, plant and equipment	42	—
Proceeds from sale of businesses, net of cash disposed	7	16
Other	—	(1)
Cash flows used for investing activities	(95)	(140)
Financing activities
Net change in bank indebtedness	(9)	(8)
Change in revolving credit facility	89	25
Issuance of long-term debt, net of debt issue costs	—	148
Repayments of long-term debt	(56)	(53)
Other	—	(3)
Cash flows provided from financing activities	24	109
Net decrease in cash, cash equivalents and restricted cash	(4)	(35)
Impact of foreign exchange on cash	(1)	1
Cash, cash equivalents and restricted cash at beginning of period	101	156
Cash, cash equivalents and restricted cash at end of period	96	122
Supplemental cash flow information
Net cash payments (refunds) for:
Interest	159	160
Income taxes	(4)	10

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

Cash and cash equivalents	63	73
Restricted cash included in Cash and cash equivalents	—	2
Restricted cash included in Other assets	33	47
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	96	122

The accompanying notes are an integral part of the consolidated financial statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

CREDIT RISK

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce this risk, the Company reviews new customers’ credit history before granting credit and conducts regular reviews of existing customers’ credit performance. As of September 30, 2026 one customer located in the U.S. represented 12% or $81 million of the Company’s receivables (December 31, 2025 – no single customer represented more than 10% of the Company's receivables).

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

SEPTEMBER 30, 2026

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

Current contracts are used to hedge forecasted purchases in Canadian dollars by the Company’s Canadian operations over the next 2 months. Such derivatives are designated as cash flow hedges. The changes in the fair value on qualifying instruments are included in Accumulated other comprehensive (loss) income to the extent effective, and reclassified into Sales or Cost of sales in the period during which the hedged transaction affects earnings.

The foreign exchange derivative contracts were effective as of September 30, 2026.

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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 4 – DERIVATIVES AND HEDGING ACTIVITIES AND FAIR VALUE MEASUREMENT (CONTINUED)

The following tables present information about the Company’s financial assets and financial liabilities measured at fair value on a recurring basis (except Long-term debt, see (b) and (c) below) at September 30, 2026 and December 31, 2025, in accordance with the accounting standards for fair value measurements and disclosures and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

Fair Value of financial instruments at:	September 30, 2026	Quoted prices in active markets for identical assets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)		Balance sheet classification
	$	$	$	$
Derivatives designated as hedging instruments:
Asset derivatives
Currency derivatives	—	—	—	—	(a)	Prepaid expenses
Total Assets	—	—	—	—

Liabilities derivatives
Currency derivatives	4	—	4	—	(a)	Trade and other payables
Total Liabilities	4	—	4	—

Other Instruments:
Long-term debt due within one year	75	—	75	—	(b)	Long-term debt due within one year
Long-term debt	2,194	—	2,194	—	(c)	Long-term debt
Contingent consideration for contingent value right	193	—	—	193	(d)	Other liabilities and deferred credits

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

(b)
Fair value of the Company’s long-term debt is measured by comparison to market prices of its debt. The Company’s long-term debt is not carried at fair value on the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025. The carrying value of the Company’s long-term debt due within one year is $75 million at both September 30, 2026 and December 31, 2025.
(c)
The carrying value of the Company’s long-term debt is $2,786 million and $2,749 million at September 30, 2026 and December 31, 2025, respectively.
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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5.

_________________

PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

DEFINED CONTRIBUTION PLANS

The Company has several defined contribution plans and multi-employer plans. The pension expense under these plans is equal to the Company’s contribution. For the three and nine months ended September 30, 2026, the pension expense was $14 million and $44 million, respectively (2025 – $15 million and $48 million, respectively).

The Company expects to contribute approximately $15 million under these plans during the remainder of the year.

DEFINED BENEFIT PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company's employees participate in various employee benefit plans.

Components of net periodic benefit cost for pension plans and other post-retirement benefit plans:

	For the three months ended		For the nine months ended
	September 30, 2026		September 30, 2026
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	4	—	13	—
Interest expense	37	1	114	5
Expected return on plan assets	(45)	—	(139)	—
Amortization of net actuarial gain	—	—	—	(1)
Settlement loss	—	—	7	—
Net periodic benefit cost	(4)	1	(5)	4

	For the three months ended		For the nine months ended
	September 30, 2025		September 30, 2025
	Pension plans	Other post-retirement benefit plans	Pension plans	Other post-retirement benefit plans
	$	$	$	$
Service cost	5	1	15	1
Interest expense	43	1	129	5
Expected return on plan assets	(50)	—	(148)	—
Settlement loss	—	—	1	—
Net periodic benefit cost	(2)	2	(3)	6

The components of net periodic benefit cost for pension plans and other post-retirement benefits plans, other than service cost, are presented in Non-service components of net periodic benefit cost on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 5 – PENSION PLANS AND OTHER POST-RETIREMENT BENEFIT PLANS (CONTINUED)

For the three and nine months ended September 30, 2026, the Company contributed $31 million and $72 million, respectively (2025 – $22 million and $64 million, respectively) to the pension plans and $3 million and $9 million, respectively (2025 – $5 million and $12 million, respectively) to the other post-retirement benefit plans.

The Company expects to make cash contributions of approximately $21 million to the pension plans and $3 million to the other post-retirement benefit plans during the remainder of the year.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 6.

_________________

INCOME TAXES

For the third quarter of 2026, the Company had an income tax benefit of $10 million, consisting of no current income tax expense and a deferred income tax benefit of $10 million. This compares to an income tax expense of $302 million in the third quarter of 2025, consisting of $24 million of current income tax expense and a deferred income tax expense of $278 million. The Company received refunds, net of income tax payments, of $2 million during the third quarter of 2026. The effective tax rate for the third quarter of 2026 was 24% compared to - 2,323% for the third quarter of 2025. The effective tax rate for the third quarter of 2026 is impacted by current year losses with no related tax benefit and foreign exchange items. The effective tax rate for third quarter of 2025 was mainly impacted by the recognition of a full valuation allowance against the Company's net U.S. deferred tax assets. Following its quarterly assessment, management concluded that cumulative three-year losses in the U.S. and other negative evidence outweighed positive evidence supporting realization of these assets. In each interim quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual tax rate changes, makes a cumulative adjustment in that quarter. For both the third quarters of 2026 and 2025, the effective tax rates were impacted by such cumulative adjustments arising from updates to the estimated annual effective tax rate.

For the first nine months of 2026, the Company's income tax expense was $11 million, consisting of $1 million of current income tax expense and a deferred income tax expense of $10 million. This compares to an income tax expense of $256 million in the first nine months of 2025, consisting of a current income tax expense of $8 million and a deferred income tax expense of $248 million. The Company received refunds, net of income tax payments, of $4 million during the first nine months of 2026. The effective tax rate was - 4% compared to -198% in the first nine months of 2025. The effective tax rate for the first nine months of 2026 is impacted by current year losses with no related tax benefit and foreign exchange items. The effective tax rate for the first nine months of 2025 was mainly impacted by the recognition of a full valuation allowance against the Company's net U.S. deferred tax assets. Following its quarterly assessment, management concluded that cumulative three-year losses in the U.S. and other negative evidence outweighed positive evidence supporting realization of these assets.

Pillar Two - Global Anti-Base Erosion model Rules ("GloBE Rules")

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the GloBE Rules designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted such legislation. The Company has performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the first nine months of 2026.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 7.

_________________

INVENTORIES

The following table presents the components of inventories:

	September 30,	December 31,
	2026	2025
	$	$
Work in process and finished goods	658	763
Raw materials	310	371
Operating and maintenance supplies	370	365
	1,338	1,499

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 8.

_________________

GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying value of goodwill is as follows:

	September 30, 2026	December 31, 2025
	$	$
Balance at beginning of year	35	33
Purchase price accounting adjustment	—	2
Balance at end of period	35	35

The goodwill at September 30, 2026 and December 31, 2025 is entirely related to the Paper and packaging reporting segment.

The following table presents the components of intangible assets:

		September 30, 2026			December 31, 2025
	Estimated useful lives (in years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
		$	$	$	$	$	$
Definite-lived intangible assets subject to amortization
Water rights	30	9	(2)	7	9	(1)	8
Trade names	15	15	(5)	10	15	(4)	11
Customer relationships	8	110	(26)	84	110	(16)	94
Total		134	(33)	101	134	(21)	113

Amortization expense related to intangible assets for the three and nine months ended September 30, 2026 was $4 million and $12 million, respectively (2025 – $4 million and $12 million, respectively).

Amortization expense for the next five years related to intangible assets is expected to be as follows:

	2027	2028	2029	2030	2031
	$	$	$	$	$
Amortization expense related to intangible assets	15	15	15	15	15

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 9.

_________________

OTHER ASSETS

The following table presents the components of other assets:

	September 30,	December 31,
	2026	2025
	$	$
Pension asset - defined benefit pension plans	291	285
Countervailing duty and anti-dumping duty cash deposits on softwood lumber	284	242
Off-market contracts	61	62
Restricted cash	33	41
Other	45	44
	714	674

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

For the three and nine months ended September 30, 2026, the Company recorded nil and $9 million, respectively, of write-off of property, plant and equipment and nil and $3 million, respectively, of write-off of operating lease right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Additionally, for the three and nine months ended September 30, 2026, the Company recorded $1 million and $13 million, respectively, of write-off of inventory, $2 million and $10 million, respectively, of severance and termination costs, and nil and
$3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

These market conditions and strategic actions continued during the first nine months of 2026. As a result, for the three and nine months ended September 30, 2026, the Company recorded impairment charges of $1 million and $7 million, respectively, in the Wood Products segment, nil and $6 million, respectively, in the Paper and Packaging segment, nil and $1 million, respectively, in the Pulp and Tissue segment, and nil and $2 million, respectively, as corporate charges.

For the three and nine months ended September 30, 2026, the impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of $1 million and $7 million, respectively, and operating lease right-of-use assets of nil and
$9 million, respectively. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

For the three and nine months ended September 30, 2026, the Company recorded nil and $2 million, respectively, of write-off of inventory, $1 million and $1 million, respectively, of environmental closure costs, and $1 million and $3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the three and nine months ended September 30, 2025, the Company recorded $2 million and $9 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, for the three and nine months ended September 30, 2025, the Company recorded $1 million and
$1 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Other Costs

For the three and nine months ended September 30, 2026, other costs related to previous and ongoing closures and restructuring included nil and $4 million, respectively, of severance and termination costs (2025 – nil and $1 million, respectively), and $7 million and $27 million, respectively, of other costs (2025 – $2 million and $3 million, respectively).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 11.

LONG-TERM DEBT

INDEBTEDNESS AND LIQUIDITY

The Company expects that it will need to refinance all or a portion of its indebtedness on or before maturity (refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the maturity of indebtedness). If it cannot timely refinance its indebtedness, the Company may have to take actions such as raising additional equity capital and reducing, delaying or foregoing capital expenditures, strategic acquisitions, investments and alliances. It is uncertain whether any such actions, if necessary, could be implemented on commercially reasonable terms or at all. In addition, if the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it could face substantial liquidity challenges and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure its indebtedness. The Company may not be able to effect such alternative measures on commercially reasonable terms or at all, and, even if successful, those alternative actions may not allow the Company fully to meet its debt service obligations.

The Company is focused on generating additional liquidity, including from external sources. Accordingly, it has undertaken a number of actions that seek to enhance access to liquidity in the business. The Company is conducting a comprehensive review of the assets in its portfolio to identify assets that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; it is continuing a review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales, which could be at a lower proceeds than their carrying value resulting in a loss on disposal; the Company may also potentially idle certain underperforming mills and plans to reduce working capital. Additionally, in 2025 and to date in 2026, the Company took steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; announced the closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; announced the curtailment of operations at the Glenwood, Arkansas sawmill and the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; announced the permanent closure of the Crofton, British Columbia pulp mill; announced the indefinite idling of the Coosa Pines, Alabama mill; completed the sale of EAM; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, the safety of employees and compliance with applicable laws and regulations.

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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12.

_________________

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT

The following table presents the changes in Accumulated other comprehensive (loss) income by component(1) for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Net derivative (losses) gains on cash flow hedges	Pension items(2)	Post-retirement benefit items(2)	Foreign currency items	Total
	$	$	$	$	$
Balance at December 31, 2024	(28)	(17)	37	(106)	(114)
Currency options	4	N/A	N/A	N/A	4
Foreign exchange forward contracts	22	N/A	N/A	N/A	22
Net gain (loss)	N/A	30	(2)	N/A	28
Foreign currency items	N/A	N/A	N/A	56	56
Other comprehensive income (loss) before reclassifications	26	30	(2)	56	110
Amounts reclassified from Accumulated other comprehensive (loss) income	11	(2)	2	—	11
Net current period other comprehensive income	37	28	—	56	121
Balance at December 31, 2025	9	11	37	(50)	7
Foreign exchange forward contracts	(12)	N/A	N/A	N/A	(12)
Foreign currency items	N/A	N/A	N/A	(32)	(32)
Other comprehensive loss before reclassifications	(12)	—	—	(32)	(44)
Amounts reclassified from Accumulated other comprehensive (loss) income	(1)	6	(1)	—	4
Net current period other comprehensive (loss) income	(13)	6	(1)	(32)	(40)
Balance at September 30, 2026	(4)	17	36	(82)	(33)

(1)
All amounts are after tax. Amounts in parentheses indicate losses.
(2)
The projected benefit obligation is actuarially determined on an annual basis as of December 31.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 12 – CHANGES IN ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME BY COMPONENT (CONTINUED)

The following tables present reclassifications out of Accumulated other comprehensive (loss) income:

Details about Accumulated other comprehensive (loss) income components	Amounts reclassified from Accumulated other comprehensive (loss) income
	For the three months ended
	September 30,	September 30,
	2026	2025
	$	$
Net derivative losses on cash flow hedge
Currency options and forwards (1)	(7)	(2)
Total before tax	(7)	(2)
Tax benefit	2	—
Net of tax	(5)	(2)

Details about Accumulated other comprehensive (loss) income components	Amounts reclassified from Accumulated other comprehensive (loss) income
	For the nine months ended
	September 30,	September 30,
	2026	2025
	$	$
Net derivative gains (losses) on cash flow hedge
Natural gas swap contracts (1)	1	2
Currency options and forwards (1)	—	(16)
Total before tax	1	(14)
Tax benefit	—	3
Net of tax	1	(11)

Amortization of defined benefit pension items
Amortization of net actuarial loss (2)	—	(1)
Settlement loss (2)	(7)	—
Total before tax	(7)	(1)
Tax benefit	1	1
Net of tax	(6)	—

Amortization of other post-retirement benefit items
Amortization of net actuarial gain (2)	1	1
Total before tax	1	1
Tax expense	—	—
Net of tax	1	1

(1)
These amounts are included in Cost of sales in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).
(2)
These amounts are included in the computation of net periodic benefit cost (see Note 5 “Pension plans and other post-retirement benefit plans” for more details).

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 13.

_________________

OTHER LIABILITIES AND DEFERRED CREDITS

The following table presents the components of other liabilities and deferred credits:

	September 30,	December 31,
	2026	2025
	$	$
Provision for environmental and asset retirement obligations	101	103
Contingent consideration for contingent value right	193	178
Deferred government assistance	42	—
Other	47	51
	383	332

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company has environmental liabilities of $51 million and $55 million recorded as of September 30, 2026 and December 31, 2025, respectively, primarily related to environmental remediation related to closed sites. The amount of these liabilities represents management’s estimate of the ultimate settlement based on an assessment of relevant factors and assumptions and could be affected by changes in facts or assumptions not currently known to management for which the outcome cannot be reasonably estimated at this time.

The Company also has asset retirement obligations of $57 million and $58 million recorded as of September 30, 2026 and December 31, 2025, respectively, primarily consisting of liabilities associated with landfills, sludge basins and the dismantling of retired assets.

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

CONTINGENCIES

In the normal course of operations, the Company becomes involved in various legal actions mostly related to contract disputes, patent infringements, environmental and product warranty claims, and labor issues. While the final outcome with respect to actions outstanding or pending at September 30, 2026, cannot be predicted with certainty, it is management’s opinion that their resolution will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

INDEMNIFICATIONS

In the normal course of business, the Company may offer certain indemnifications relating to the sale of discrete businesses and real estate. In general, such indemnifications relate to claims arising from past business operations, non-compliance with laws, and claimed breaches of covenants or representations and warranties included in sales agreements. Such representations and warranties, in turn, typically relate to taxation, environmental, product and employee matters. The terms of such indemnification obligations are generally open-ended. At September 30, 2026, the Company is unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded in respect of the same. Such indemnifications have not yielded a significant expense in the past.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pension Plans

The Company has indemnified and held harmless the trustees of its pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from the Company or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2026, the Company has not recorded a liability associated with these indemnifications, as it does not expect to make any payments pertaining to these indemnifications.

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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company becomes involved in various legal proceedings, claims and governmental inquiries, investigations, and other disputes in the normal course of business, including matters related to contracts, torts, commercial and trade disputes, taxes, environmental issues, activist damages, employment and workers’ compensation claims, grievances, human rights complaints, pension and benefit plans and obligations, health and safety, product safety and liability, asbestos exposure, financial reporting and disclosure obligations, corporate governance, Indigenous peoples’ claims, antitrust, governmental regulations, and other matters. Although the final outcome is subject to many variables and cannot be predicted with any degree of certainty, the Company regularly assesses the status of the matters and establishes provisions (including legal costs expected to be incurred) when it believes an adverse outcome is probable, and the amount can be reasonably estimated. Any recovery from litigation or settlement of claims that is a gain contingency is recognized if, and when, realized or realizable. Except as described below and for claims that cannot be assessed due to their preliminary nature, the Company believes that the ultimate disposition of these matters outstanding or pending as of September 30, 2026, will not have a material adverse effect on the Company's Consolidated Financial Statements.

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

The cash deposit rates on account of countervailing and anti-dumping duties paid for the Company’s subject imports of Canadian-origin softwood lumber products into the United States are as follows:

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Effective dates for deposits on account of countervailing duties	Cash deposit rates
Initial Investigation
April 28, 2017 – November 7, 2017 (Preliminary Determination)	12.82%
November 8, 2017 – November 30, 2020 (Final Determination)	14.70%
First Administrative Review
December 1, 2020 – December 1, 2021	19.10%
Second Administrative Review
December 2, 2021 – August 8, 2022	18.07%
Third Administrative Review
August 9, 2022 – July 31, 2023	10.10%
Fourth Administrative Review
August 1, 2023 – August 18, 2024	1.79%
Fifth Administrative Review
August 19, 2024 – August 11, 2025	6.74%
Sixth Administrative Review
August 12, 2025 – October 18, 2026	14.63%
Seventh Administrative Review
October 19, 2026 – Present	12.42%

Commerce issued its final determination in the seventh countervailing administrative review on October 13, 2026. Such final determination was published in the Federal Register on October 19, 2026.

Effective dates for deposits on account of anti-dumping duties	Cash deposit rates
Initial Investigation
June 30, 2017 – November 7, 2017 (Preliminary Determination)	4.59%
November 8, 2017 – November 29, 2020 (Final Determination)	3.20%
First Administrative Review
November 30, 2020 – December 1, 2021	1.15%
Second Administrative Review
December 2, 2021 – August 8, 2022	11.59%
Third Administrative Review
August 9, 2022 – July 31, 2023	4.76%
Fourth Administrative Review
August 1, 2023 – September 6, 2023	6.20%
September 7, 2023 – August 18, 2024	6.26%
Fifth Administrative Review
August 19, 2024 – July 28, 2025	7.66%
Sixth Administrative Review
July 29, 2025 – September 10, 2025	20.56%
September 11, 2025 – October 18, 2026	20.53%
Seventh Administrative Review
October 19, 2026 – Present	13.13%

Commerce issued its final determination in the seventh anti-dumping administrative review on October 13, 2026. Such final determination was published in the Federal Register on October 19, 2026.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Ongoing Appellate Reviews

On December 14, 2017 and January 4, 2018, the Company filed complaints seeking appellate reviews of the final results of Commerce’s countervailing and anti-dumping investigations on softwood lumber from Canada, respectively, before a binational panel formed pursuant to the North American Free Trade Agreement or United States-Mexico-Canada Agreement, as the case may be (“Panel”). The Panel issued its decision in the anti-dumping appellate review on October 5, 2023, finding that Commerce’s methodology was inconsistent with applicable legal principles and ordering a remand to Commerce. Commerce issued its further decision in the matter on April 30, 2024, after which the Panel issued a further decision remanding again to Commerce on February 19, 2026. The Panel directed Commerce to file a determination on remand by April 30, 2026. The hearing for the countervailing duty appellate review took place from September 27 to 29, 2023. On May 6, 2024, the Panel issued its decision in the matter and remanded to Commerce on certain issues. Commerce’s decision was issued on December 17, 2024. On October 5, 2026, the Panel issued its decision in the matter affirming Commerce’s decision on remand and dismissing the action. On January 6, 2021 and January 19, 2021, the Company filed complaints seeking appellate Panel reviews of the final results in the countervailing duty and anti-dumping first administrative reviews. On July 21, 2025, the Panel issued its decision in the first administrative review of the anti-dumping order and remanded to Commerce for reconsideration of its methodology pursuant to two recent decisions of the U.S. Court of Appeals for the Federal Circuit. On September 17, 2025, the Panel granted a motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping first administrative review. On October 8, 2026, the Panel issued a decision in the first administrative review of the countervailing duty order ordering Commerce to make a determination on remand consistent with the Panel’s findings and instructions within 90 days. The Company filed similar complaints with respect to the second administrative reviews on January 12, 2022 and with respect to the third administrative reviews on September 16, 2022. On September 10, 2025, the Panel granted a motion for voluntary dismissal jointly filed by all appellate parties, concluding the appellate Panel review in the anti-dumping second administrative review. On October 12, 2023, the Company joined the complaint filed by Canadian parties seeking Panel review of the final results in the countervailing duty fourth administration review, and also filed a summons and complaint before the U.S. Court of International Trade (“CIT”) to initiate an appellate review of the final results in the anti-dumping fourth administrative review. On October 18, 2024, the Company joined the complaint filed by Canadian parties seeking Panel reviews of the final results in the countervailing and anti-dumping fifth administrative reviews. On September 29, 2025, the Company joined the complaint filed by Canadian parties seeking Panel reviews of the final results in the countervailing and anti-dumping sixth administrative reviews. On July 27, 2026, the CIT issued a decision in the appeal of the anti-dumping fourth administrative review sustaining Commerce's remand determination in full. The Company joined the complaint filed by the Government of Canada before the U.S. Court of Appeals for the Federal Circuit seeking review of the CIT decision dated July 27, 2026. All appellate reviews described above remain pending, except for the anti-dumping first and second administrative reviews.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Financial assurance

The Company is required by U.S. Customs to provide surety bonds to secure the payment of its cash deposits and tariffs. As of September 30, 2026, the Company's subsidiary importing softwood lumber had $171 million of surety bonds outstanding in favor of U.S. Customs, of which $82 million were secured by letters of credit.

As of September 30, 2026, a total of $831 million of cash deposits ($558 million of countervailing duties and $273 million of anti-dumping duties) on estimated softwood lumber duties were paid. These deposits are measured using a model based on the assumptions that a settlement would be reached and that a certain percentage of the deposits would be recovered after a certain period of time. Deposits are remeasured with that model every reporting date and the variation is recorded under Other operating loss (income), net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

The following tables reconcile the Company’s cash deposits paid during the period to the amount recorded on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss):

	For the three months ended			For the nine months ended
	September 30, 2026			September 30, 2026
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	14	19	33	42	58	100
Net cash deposits paid recognized as receivable	(3)	(4)	(7)	(10)	(9)	(19)
	11	15	26	32	49	81

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

	For the three months ended			For the nine months ended
	September 30, 2025			September 30, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Cash deposits paid (1)	8	11	19	24	29	53
Net cash deposits paid recognized as receivable	(2)	(3)	(5)	(6)	(7)	(13)
	6	8	14	18	22	40
(1)
Deposits paid are recorded as contingent assets with a portion recoverable, using a recovery model and undiscounted figures based on management estimates.

The following tables outline the change in duties receivable:

	September 30, 2026			December 31, 2025
	Countervailing duty	Anti-dumping duty	Total	Countervailing duty	Anti-dumping duty	Total
	$	$	$	$	$	$
Beginning of year	176	66	242	146	49	195
Net cash deposits paid recognized as receivable	10	9	19	9	11	20
Accretion	18	5	23	21	6	27
Balance at end of period (1)	204	80	284	176	66	242
(1)
The balance of $284 million is shown in Other assets in the Consolidated Balance Sheets.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company is finalizing a settlement agreement with the Superintendents regarding the purchase of annuities over a 3-year period to reconcile the pension deficits. As part of such purchase, any required contribution will be made by the Plan Sponsor to the fund to ensure that the plan's funding level is not reduced at the time of the annuity transaction. The estimated amount of such required contributions is approximately $28 million if annuities are purchased as of December 31, 2026.

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

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

During the second quarter of 2026, the Company recorded additional recoveries of $17 million following the completion of the assessment and settlement of the insurance claim with the insurer. The final payment of $17 million was received in the third quarter of 2026.

For the three and nine months ended September 30, 2025, the Company recognized direct costs of $4 million and $9 million, respectively, which were determined probable to be recovered and recognized an equivalent amount of recovery in reduction of Cost of sales. The Company also recognized a gain on disposition of property, plant and equipment of nil and $2 million, respectively, for the three and nine months ended September 30, 2025, under Other operating loss (income), net on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). For the three and nine months ended September 30, 2025, $4 million and $11 million, respectively were received from the insurer.

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 15 – SEGMENT DISCLOSURES (CONTINUED)

An analysis and reconciliation of the Company’s business segment information to the respective information in the financial statements is as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
SEGMENT DATA	2026	2025	2026	2025
	$	$	$	$
Sales by segment
Paper and packaging	891	907	2,712	2,809
Pulp and tissue	560	586	1,702	1,839
Wood products	267	219	786	732
Total for reportable segments	1,718	1,712	5,200	5,380
Intersegment sales	(31)	(30)	(80)	(75)
Consolidated sales	1,687	1,682	5,120	5,305

Sales by product group
Communication papers	533	515	1,614	1,697
Specialty and packaging papers	327	320	1,006	939
Market pulp	338	420	1,083	1,333
Linerboard	89	65	240	179
Newsprint	78	86	217	251
Tissue	56	57	176	174
Wood	266	219	784	732
Consolidated sales	1,687	1,682	5,120	5,305

Other costs by segment
Paper and packaging	831	821	2,509	2,608
Pulp and tissue	539	538	1,775	1,819
Wood products	269	240	788	745
Total for reportable segments	1,639	1,599	5,072	5,172
Corporate and other	40	43	136	97
Consolidated other costs	1,679	1,642	5,208	5,269

Operating income (loss)
Paper and packaging	52	79	183	178
Pulp and tissue	(1)	25	(131)	(32)
Wood products	(3)	(21)	(4)	(13)
Corporate and other	(40)	(43)	(136)	(97)
Consolidated operating income (loss)	8	40	(88)	36
Interest expense, net	57	59	171	178
Non-service components of net periodic benefit cost	(7)	(6)	(14)	(13)
Loss before income taxes	(42)	(13)	(245)	(129)
Income tax (benefit) expense	(10)	302	11	256
Net loss	(32)	(315)	(256)	(385)

DOMTAR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

(IN MILLIONS OF DOLLARS, UNLESS OTHERWISE NOTED)

(UNAUDITED)

NOTE 16.

_________________

RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2026, the Company purchased $11 million and $32 million, respectively (2025 – $2 million and $2 million, respectively) of electricity from an affiliated company and provided services of $4 million and $14 million, respectively (2025 – $1 million and $1 million, respectively) to the same affiliated company. These costs are included, on a net basis, in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Cost of sales.

For the three and nine months ended September 30, 2026, the Company recognized $3 million and $10 million, respectively (2025 – $5 million and $15 million, respectively) of administrative expenses paid to an affiliated company. These costs are included in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss) under Selling, general and administrative expense.

The Company has other receivables with affiliated companies of $32 million and $33 million at September 30, 2026 and December 31, 2025, respectively.

The Company has other payables with affiliated companies of $17 million and $8 million at September 30, 2026 and December 31, 2025, respectively.

The Company has notes receivable issued by PECHC, an affiliated company, of $60 million and $64 million at September 30, 2026 and December 31, 2025, respectively. The subject interest-bearing notes were issued as consideration for the transfer of certain power generation assets to PECHC through the creation and sale of a special purpose entity (see Note 3 “Sale of businesses” for more details). Concurrently, the Company entered into agreements to provide services to, and make purchases from, the subject entity, on arm's length terms.

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

In accordance with industry practice, in this report, the term “ton” or the symbol “ST” refers to a short ton, an imperial unit of measurement equal to 0.9072 metric tons. The term “metric ton” or the symbol “ADMT” refers to an air dry metric ton, and the term “MBF” refers to a million board feet. In this report, unless otherwise indicated, all dollar amounts are expressed in U.S. dollars, and the term “dollars” and the symbol “$” refer to U.S. dollars. In the following discussion, unless otherwise noted, references to increases or decreases in income and expense items, prices, contribution to net earnings (loss), and shipment volumes are based on the three and nine months ended September 30, 2026 and September 30, 2025. The three month and nine month periods are also referred to as the third quarter and first nine months of 2026 and 2025. Reference to notes refers to footnotes to the consolidated financial statements and notes thereto included in Item 1 of this Form 10-Q.

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

On July 20, 2026, the U.S. President issued three proclamations invoking Section 338 of the Tariff Act of 1930, imposing an additional 50% ad valorem duty on a wide range of Canadian-origin goods across targeted sectors. These Section 338 tariffs took effect on August 22, 2026, and apply to covered items regardless of USMCA compliance. Following Canada's implementation of dollar-for-dollar retaliatory surtaxes on September 8, 2026, the U.S. administration enacted subsequent import exclusions and product bans on specific Canadian sectors effective September 29, 2026. On October 23, 2026, the U.S. President signed a further Proclamation pursuant to Section 338 of the Tariff Act of 1930 refining the scope of the tariffs on certain Canadian products, including some of our paper products, effective October 30, 2026. We are currently assessing the potential impact of these dynamic measures on our results of operations, supply chains, and cross-border logistics pathways. It is too soon to determine the full extent of our exposure. We will continue to monitor the situation closely, adjust our inventory management, and explore alternative sourcing or domestic fulfillment lanes to mitigate potential margin compression.

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

Transfer of power generation assets

On September 8, 2025, we transferred certain power generation assets to Paper Excellence Canada Holdings Corporation ("PECHC"), an affiliated company, for consideration of $62 million through the issuance of interest-bearing notes, in the principal amounts of $47 million and $15 million (the "Agreement"). For more details, refer to Note 10 "Closure and restructuring and impairment of long-lived assets", of the financial statements in this Quarterly Report on Form 10-Q.

Sale of Espanola, Ontario mill

On October 17, 2025,we completed the sale of our Espanola facility.

Sale of Forest Products Mauricie, Quebec sawmill

On July 1, 2025, we completed the sale of the Forest Products Mauricie ("FPM") sawmill, for a cash consideration of $15 million, resulting in a gain of $9 million.

Closure and Restructuring, and Impairment of long-lived assets

Idling of Coosa Pines, Alabama mill

On March 24, 2026, we announced the indefinite idling of operations at our Coosa Pines, Alabama, facility in May 2026. This idling reduced our annual market pulp production capacity by approximately 270,000 ADMT and resulted in a workforce reduction of approximately 285 employees.

During the third quarter and first nine months of 2026, we recorded nil and $9 million, respectively, of write-off of property, plant and equipment and nil and $3 million, respectively, of write-off of operating lease right-of-use assets, under Impairment of long-lived assets on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $1 million and $13 million, respectively, of write-off of inventory, $2 million and $10 million, respectively, of severance and termination costs, and nil and $3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

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

These market conditions and strategic actions continued during the first nine months of 2026. As a result, for the third quarter and first nine months of 2026, we recorded impairment charges of $1 million and $7 million, respectively, in the Wood Products segment, nil and $6 million, respectively, in the Paper and Packaging segment, nil and $1 million, respectively, in the Pulp and Tissue segment, and nil and $2 million, respectively, as corporate charges. The impairment charges were recognized as a reduction to the carrying value of property, plant and equipment of $1 million and $7 million, respectively, and operating lease right-of-use assets of nil and $9 million, respectively. These charges were recorded under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

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

For the first quarter and first nine months of 2026, we recorded nil and $2 million, respectively, of write-off of inventory, $1 million and $1 million, respectively, of environmental closure costs, and $1 million and $3 million, respectively, of other costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

For the third quarter and first nine months of 2025, we recorded $2 million and $9 million, respectively, of accelerated depreciation, under Depreciation and amortization on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss). Additionally, we recorded $1 million and $1 million, respectively, of severance and termination costs, under Closure and restructuring costs on the Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss).

Power generation assets impairment costs

On September 8, 2025, we transferred certain power generation assets to PECHC, an affiliated company. As a result, during the third quarter of 2025, we recorded $8 million of write-off of property, plant and equipment and off-market contracts, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Espanola

On April 9, 2025, we signed a purchase agreement for the sale of our Espanola facility. On October 17, 2025, we completed the sale of our Espanola facility. As a result, for the third quarter and first nine months of 2025, we recorded $2 million and $14 million, respectively, of write-off of property, plant and equipment, under Impairment of long-lived assets on the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

Other Costs

For the third quarter and first nine months of 2026, other costs related to previous and ongoing closures and restructuring included nil and $4 million, respectively, of severance and termination costs (2025 – nil and $1 million, respectively), and $7 million and $27 million, respectively, of other costs (2025 – $2 million and $3 million, respectively).

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

HIGHLIGHTS FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2026

For the third quarter of 2026, we reported an operating income of $8 million, compared to operating income of $40 million in the third quarter of 2025.

The decrease of $32 million in operating results is principally driven by higher maintenance costs, higher freight costs, higher energy costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products, partially offset by higher average selling prices for our paper and wood products as well as lower closure and restructuring costs and impairment charges.

These and other factors that affected the quarter-to-quarter comparison of financial results are discussed in the consolidated analysis and segment analysis.

HIGHLIGHTS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2026

For the first nine months of 2026, we reported operating loss of $88 million, compared to operating income of $36 million in the first nine months of 2025.

The decrease of $124 million in operating results is principally driven by higher closure and restructuring costs, higher impairment charge, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products, lower average selling prices for our pulp products, and lower paper production, partially offset by higher average selling prices for our paper and wood products, lower maintenance costs as well as insurance settlements recorded in the first nine months of 2026.

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

OUTLOOK

For the balance of 2026, we anticipate steady demand across most of our paper grades, except for our uncoated woodfree paper grade that we expect demand to seasonally slow, and modest demand improvements in pulp, particularly fluff pulp. We continue to actively manage our inventory levels and align our production with end-market demand. We expect pricing improvements in paper, while pulp prices will remain stable. In our Wood Products business, soft demand in the U.S. caused by increasing mortgage rates and low housing starts, has created challenging market conditions. Despite near-term pressure, we remain confident on the medium and long-term housing fundamentals and the housing shortage in both the U.S. and Canada. We continue to operate in a challenging macroeconomic and geopolitical uncertainty, including ongoing conflict in the Middle East and its impact on energy markets and global supply chain. Our near-term focus remains on controlling costs and generating cash flow.

This outlook reflects assumptions that remain subject to change based on evolving macroeconomic conditions.

CONSOLIDATED RESULTS OF OPERATIONS AND SEGMENT REVIEW

This section presents a discussion and analysis of our third quarter and first nine months of 2026 and 2025 sales, operating (loss) income and other information relevant to the understanding of our results of operations. Effective January 1, 2026, our Ashdown, Plymouth and Skookumchuck pulp mills are being reported under our Pulp and Tissue operating segment. This change has been reflected in our reporting segments for all periods presented. The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

	Three months ended			Nine months ended
FINANCIAL HIGHLIGHTS	September 30, 2026	September 30, 2025	variance $	September 30, 2026	September 30, 2025	variance $
(In millions of dollars)
Sales	$1,687	$1,682	$5	$5,120	$5,305	$(185)
Operating income (loss)	8	40	(32)	(88)	36	(124)
Net loss	$(32)	$(315)	$283	$(256)	$(385)	$129

Sales by segment
Paper and Packaging	$891	$907		$2,712	$2,809
Pulp and Tissue	560	586		1,702	1,839
Wood Products	267	219		786	732
Total for reportable segments	$1,718	$1,712		$5,200	$5,380
Intersegment sales	(31)	(30)		(80)	(75)
Consolidated sales	$1,687	$1,682		$5,120	$5,305

Operating income (loss) by segment
Paper and Packaging	$52	$79		$183	$178
Pulp and Tissue	(1)	25		(131)	(32)
Wood Products	(3)	(21)		(4)	(13)
Total for reportable segments	$48	$83		$48	$133
Corporate and Other	(40)	(43)		(136)	(97)
Consolidated operating income (loss)	$8	$40		$(88)	$36

		At September 30, 2026	At December 31, 2025
Total assets		$6,466	$6,658
Total long-term debt, including current portion of long-term debt and due to related party		$2,878	$2,832

Third quarter of 2026 compared to Third quarter of 2025

Analysis of Sales

Sales in the third quarter of 2026 increased by $5 million, when compared to sales in the third quarter of 2025. This marginal increase in sales is mostly due to an increase in our net average selling prices for our paper and wood products, partially offset by lower average selling prices for our pulp products. In addition, our pulp and paper volumes were impacted by our recent mill closures at Grenada, Crofton and Coosa Pines. Throughout the third quarter of 2026, we continued to navigate weakened consumer demand resulting from ongoing macroeconomic challenges and industry-wide volume contractions.

Analysis of change in Operating Income

Operating income in the third quarter of 2026 decreased by $32 million, or 80%, when compared to operating income in the third quarter of 2025. This decrease was principally driven by higher maintenance costs, higher freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products, partially offset by higher average selling prices for our paper and wood products and by lower closure and restructuring costs related to our cost reduction measures.

First nine months of 2026 compared to first nine months of 2025

Analysis of Sales

Sales in the first nine months of 2026 decreased by $185 million, or 3%, when compared to sales in the first nine months of 2025. This decrease in sales is mostly due to lower volume for our pulp and paper products as well as lower average selling prices for our pulp products. This decline was largely attributable to weakened consumer demand resulting from ongoing macroeconomic challenges. In addition, our pulp and paper volumes were impacted by our recent mill closures at Grenada, Crofton and Coosa Pines. These decreases were partially offset by an increase in our net average selling prices for our paper and wood products.

Analysis of change in Operating Income (Loss)

Operating loss in the first nine months of 2026 increased by $124 million, or 344%, when compared to operating income of $36 million in the first nine months of 2025. This increase in loss was principally driven by higher closure and restructuring costs related to our cost reduction measures, higher impairment charges, higher energy costs as well as freight costs, higher cash deposits for duties and higher U.S. tariffs for our wood products and lower average selling prices for our pulp products, partially offset by higher average selling prices for our paper and wood products as well as insurance settlements recorded in the first nine months of 2026.

OTHER FACTORS

Interest Expense, net

We incurred $57 million of net interest expense in the third quarter of 2026, a decrease of $2 million compared to net interest expense of $59 million in the third quarter of 2025. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the three month period in 2026 compared to 2025. In the third quarter of 2026 and third quarter of 2025, we had capitalized interest of $1 million. See section “Capital Resources” below for more information on our debt structure.

We incurred $171 million of net interest expense in the first nine months of 2026, a decrease of $7 million compared to net interest expense of $178 million in the first nine months of 2025. Interest expense decreased mainly due to lower floating rates for SOFR, partially offset by higher debt levels for the nine month period in 2026 compared to 2025. In the first nine months of 2026, we had capitalized interest of $3 million, compared to $1 million in the first nine months of 2025. See section “Capital Resources” below for more information on our debt structure.

Non-Service Components of net periodic benefit cost

For the third quarter of 2026, our non-service components of net periodic benefit cost were a benefit of $7 million, an increase of $1 million when compared to the third quarter of 2025. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

For the first nine months of 2026, our non-service components of net periodic benefit cost were a benefit of $14 million, an increase of $1 million when compared to the first nine months of 2025. Refer to Item 1, Financial Statements and Supplementary Data, under Note 5 “Pension Plans and Other Post-Retirement Benefit Plans” for additional information.

Income Taxes

For the third quarter of 2026, we had an income tax benefit of $10 million, consisting of no current income tax expense and a deferred income tax benefit of $10 million. This compares to an income tax expense of $302 million in the third quarter of 2025, consisting of $24 million of current income tax expense and a deferred income tax expense of $278 million. We received refunds, net of income tax payments, of $2 million during the third quarter of 2026. The effective tax rate for the third quarter of 2026 was 24% compared to - 2,323% for the third quarter of 2025. The effective tax rate for the third quarter of 2026 is impacted by current year losses with no related tax benefit and foreign exchange items. The effective tax rate for third quarter of 2025 was mainly impacted by the recognition of a full valuation allowance against our net U.S. deferred tax assets. Following our quarterly assessment, we concluded that cumulative three-year losses in the U.S. and other negative evidence outweighed positive evidence supporting realization of these assets. In each interim quarter, we update our estimate of the annual effective tax rate and, if the estimated annual tax rate changes, we make a cumulative adjustment in that quarter. For both the third quarters of 2026 and 2025, the effective tax rate was impacted by such cumulative adjustments arising from updates to the estimated annual effective tax rate.

For the first nine months of 2026, our income tax expense was $11 million, consisting of $1 million of current income tax expense and a deferred income tax expense of $10 million. This compares to an income tax expense of $256 million in the first nine months of 2025, consisting of a current income tax expense of $8 million and a deferred income tax expense of $248 million. We received refunds, net of income tax payments, of $4 million during the first nine months of 2026. The effective tax rate was - 4% compared to -198% in the first nine months of 2025. The effective tax rate for the first nine months of 2026 is impacted by current year losses with no related tax benefit and foreign exchange items. The effective tax rate for the first nine months of 2025 was mainly impacted by the recognition of a full valuation allowance against our net U.S. deferred tax assets. Following our quarterly assessment, we concluded that cumulative three-year losses in the U.S. and other negative evidence outweighed positive evidence supporting realization of these assets.

Pillar Two - Global Anti-Base Erosion model Rules ("GloBE Rules")

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) announced the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting which agreed to a two-pillar framework to address tax challenges arising from digitalization of the economy and profit shifting. In December 2021, the OECD published the Pillar Two - Global Anti-Base Erosion Model Rules (“GloBE Rules”) designed to ensure that multinational enterprises are subject to tax at an effective minimum tax rate of 15% in each jurisdiction where they operate. Although the U.S. has not enacted legislation to adopt GloBE Rules, the foreign countries where the Company has significant operations have already adopted such legislation. We performed an assessment of potential exposure and concluded GloBE Rules did not impact financial results for the first nine months of 2026.

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

PAPER AND PACKAGING

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2026	September 30, 2025	variance $	September 30, 2026	September 30, 2025	variance $
Sales
Paper	$871	$827	$44	$2,614	$2,554	$60
Pulp	20	80	(60)	98	255	(157)
Total sales	$891	$907	$(16)	$2,712	$2,809	$(97)
Operating income	$52	$79	$(27)	$183	$178	$5

Shipments
Paper - manufactured (in thousands of ST)	626	585	41	1,929	1,829	100
Communication papers	348	341	7	1,090	1,117	(27)
Specialty and Packaging papers	278	244	34	839	712	127
Pulp (in thousands of ADMT)	36	100	(64)	127	303	(176)

Sales

Paper and Packaging segment sales in the third quarter of 2026 decreased by $16 million, or 2%, when compared to sales in the third quarter of 2025. This decrease in sales is mostly due to lower pulp volume. Our pulp volume was impacted by the closure of Crofton pulp facility in December 2025. This decrease was partially offset by higher paper volume and higher average selling price for our paper products.

Paper and Packaging segment sales in the first nine months of 2026 decreased by $97 million, or 3%, when compared to sales in the first nine months of 2025. This decrease in sales is mostly due to a decrease in our pulp net average selling prices and pulp volume. Our pulp volume was impacted by the closure of Crofton pulp facility in December 2025. These decreases were partially offset by higher average selling price and higher paper volume for our paper products.

Operating income

Operating income in our Paper and Packaging segment amounted to $52 million in the third quarter of 2026, a decrease of $27 million, when compared to operating income of $79 million in the third quarter of 2025. Our results were negatively impacted by:

•
Higher operating expenses ($43 million) when compared to the third quarter of 2025 mostly due to higher maintenance expense and freight costs, partially offset by lower selling, general and administration expense and higher paper production. In addition, the closure of our Crofton pulp facility had a favorable impact on our operating expenses
•
Higher input costs ($9 million) mostly due to higher energy costs

•
Lower net average selling prices for pulp ($5 million)
•
Lower other operating income ($5 million) when compared to the third quarter of 2025
•
Lower volume and mix ($2 million)
•
The impact of the Canadian dollar on our Canadian dollar denominated expenses was flat, offset by unfavorable hedging ($1 million)

These decreases were partially offset by:

•
Higher net average selling prices for paper ($30 million)
•
Lower closure and restructuring costs ($2 million) when compared to the third quarter of 2025
•
Lower depreciation charges ($6 million) when compared to the third quarter of 2025

Operating income in our Paper and Packaging segment amounted to $183 million in the first nine months of 2026, an increase of $5 million, when compared to operating income of $178 million in the first nine months of 2025. Our results were positively impacted by:

•
Higher net average selling prices for paper ($47 million)
•
Lower depreciation charges ($20 million) when compared to the first nine months of 2025
•
Higher other operating income ($12 million) when compared to the first nine months of 2025 mostly due to an insurance settlement received in the first quarter of 2026
•
Favorable hedging, net of the negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($2 million)

These increases were partially offset by:

•
Higher operating expenses ($42 million) when compared to the first nine months of 2025 mostly due to higher maintenance expense and higher freight costs, partially offset by lower selling, general and administration expense. In addition, the closure of Crofton pulp facility had a favorable impact on our operating expenses
•
Higher impairment charge ($6 million)
•
Lower volume and mix ($5 million)
•
Higher input costs ($5 million) mostly due to higher costs of energy partially offset by lower fiber costs
•
Lower net average selling prices for pulp ($17 million)
•
Higher closure and restructuring costs ($1 million) when compared to the first nine months of 2025

PULP AND TISSUE

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2026	September 30, 2025	variance $	September 30, 2026	September 30, 2025	variance $
Sales
Paper	$157	$159	$(2)	$466	$512	$(46)
Pulp	347	370	(23)	1,060	1,153	(93)
Tissue	56	57	(1)	176	174	2
Total sales	$560	$586	$(26)	$1,702	$1,839	$(137)
Operating (loss) income	$(1)	$25	$(26)	$(131)	$(32)	$(99)

Shipments
Paper (in thousands of ST)	207	252	(45)	644	789	(145)
Pulp (in thousands of ADMT)	434	422	12	1,377	1,305	72
Tissue (in thousands of ST) (1)	25	23	2	80	72	8

(1) Tissue converted products, which are measured in cases, are converted to short tons.

Sales

Pulp and Tissue segment sales in the third quarter of 2026 decreased by $26 million, or 4%, when compared to sales in the third quarter of 2025. This decrease in sales is mostly due to a decrease in our paper sales volume mostly due to the closure of our Grenada paper facility in August 2025, as well as a decrease in our net average selling prices for pulp, partially offset by an increase in our pulp volume as well as an increase in our net average selling prices for paper. Our pulp volume was also impacted by the indefinite closure of our Coosa Pines facility starting in May 2026.

Pulp and Tissue segment sales in the first nine months of 2026 decreased by $137 million, or 7%, when compared to sales in the first nine months of 2025. This decrease in sales is mostly due to a decrease in our paper sales volume mostly due to lower demand resulting from ongoing macroeconomic challenges and by the closure of our Grenada paper facility in August 2025, as well as a decrease in our net average selling prices for pulp, partially offset by an increase in our pulp volume as well as an increase in our net average selling prices for paper. Our pulp volume was also impacted by the indefinite closure of our Coosa Pines facility starting in May 2026.

Operating (Loss) Income

Operating loss in our Pulp and Tissue segment amounted to $1 million in the third quarter of 2026, an increase in loss of $26 million, when compared to operating income of $25 million in the third quarter of 2025. Our results were negatively impacted by:

•
Lower average selling prices ($31 million) for pulp
•
Higher operating expenses ($20 million) when compared to the third quarter of 2025 mostly due to higher freight costs and other operating expenses. In addition, the closure of our Grenada paper facility and Coosa Pines pulp facility had a favorable impact on our operating expenses
•
Higher input costs ($3 million) mostly due to higher energy costs

These decreases were partially offset by:

•
Higher average selling price ($20 million) for paper
•
Higher volume and mix ($2 million) mostly due to our mix of pulp products
•
Favorable impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($4 million)
•
Higher average selling price ($2 million) for tissue

Operating loss in our Pulp and Tissue segment amounted to $131 million in the first nine months of 2026, an increase in loss of $99 million, when compared to operating loss of $32 million in the first nine months of 2025. Our results were negatively impacted by:

•
Lower average selling prices ($146 million) for pulp

•
Higher operating expenses ($27 million) when compared to the first nine months of 2025 mostly due to higher freight costs as well as other operating expenses, partially offset by lower maintenance costs. In addition, the closure of our Grenada paper facility and Coosa Pines pulp facility had a favorable impact on our operating expenses
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses ($4 million)
•
Higher impairment charges ($13 million)

These decreases were partially offset by:

•
Higher other operating income ($18 million) mostly due to an insurance settlement recorded in the second quarter of 2026
•
Higher average selling price ($32 million) for paper
•
Lower input costs ($4 million) mostly due to lower fiber and chemicals costs, partially offset by higher energy costs
•
Higher volume and mix ($24 million) mostly due to our mix of pulp products
•
Higher average selling price ($7 million) for tissue
•
Lower depreciation charges ($6 million)

WOOD PRODUCTS

	Three months ended			Nine months ended
(In millions of dollars, unless otherwise noted)	September 30, 2026	September 30, 2025	variance $	September 30, 2026	September 30, 2025	variance $
Sales	$267	$219	$48	$786	$732	$54
Operating (loss)	$(3)	$(21)	$18	$(4)	$(13)	$9

Shipments
Wood products (in millions board feet) (1)	470	445	25	1,430	1,431	(1)

(1)Includes wood pellets measured by mass, converted to board feet using a density-based conversion ratio, as well as engineered wood products measured by linear feet, converted to board feet.

Sales

Wood Products segment sales in the third quarter of 2026 increased by $48 million, or 22%, when compared to sales in the third quarter of 2025. This increase in sales is mostly due to higher net average selling prices, as well as an increase in volume.

Wood Products segment sales in the first nine months of 2026 increased by $54 million, or 7%, when compared to sales in the first nine months of 2025. This increase in sales is mostly due to higher net average selling prices. Our volume was flat compared to the first nine months of 2025, mostly due to lower demand resulting from a slowdown in residential construction and renovation activity.

Operating loss

Operating loss in our Wood Products segment amounted to $3 million in the third quarter of 2026, a decrease in loss of $18 million, when compared to operating loss of $21 million in the third quarter of 2025. Our results were positively impacted by:

•
Higher average selling prices for wood products ($35 million)
•
Lower operating expenses ($5 million)
•
Lower depreciation charge partially offset by higher impairment charge ($2 million)
•
Favorable impact of a lower Canadian dollar on our Canadian dollar denominated expenses ($1 million), net of hedging

These increases were partially offset by:

•
Higher cash deposits for duties and higher U.S. tariffs ($17 million)
•
Unfavorable volume and mix impact ($3 million)
•
Higher input costs ($5 million)

Operating loss in our Wood Products segment amounted to $4 million in the first nine months of 2026, a decrease in loss of $9 million, when compared to operating loss of $13 million in the first nine months of 2025. Our results were positively impacted by:

•
Higher average selling prices for wood products ($54 million)
•
Lower operating expenses ($24 million)
•
Lower depreciation charge partially offset by higher impairment charges ($3 million)
•
Negative impact of a higher Canadian dollar on our Canadian dollar denominated expenses, net of favorable hedging ($1 million)

These increases were partially offset by:

•
Higher cash deposits for duties and higher U.S. tariffs ($62 million)
•
Unfavorable volume and mix impact ($8 million)
•
Higher input costs ($3 million)

LIQUIDITY AND CAPITAL RESOURCES

Our principal cash requirements are for ongoing operating costs, pension contributions, working capital and capital expenditures, as well as principal and interest payments on our debt and income tax payments. We expect to fund our liquidity needs primarily with internally generated funds from our operations and, to the extent necessary, through borrowings under various lending arrangements, including our ABL Revolving Credit facility, of which $269 million was undrawn and available as of September 30, 2026, and asset sales. Under adverse market conditions, there can be no assurance that these agreements would be available or sufficient. See “Capital Resources” below.

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

For the third quarter of 2026, we had $22 million of cash flows provided from operations, had capital expenditures of $48 million, and had debt repayments of $19 million. This compares to $122 million of cash used for operations, capital expenditures of $63 million and debt repayments of $18 million for the third quarter of 2025.

We are focused on generating additional liquidity, including from external sources. Accordingly, we have undertaken a number of actions that seek to enhance our access to liquidity in the business. We continue to conduct a comprehensive review of the assets in our portfolio to identify those that are not complementary to the business and therefore may merit divestiture to provide cash inflow and reduce operating costs; we are continuing a complete review of support function costs with the aim of reducing costs and right sizing the organization in anticipation of asset sales, which could be at a lower proceeds than their carrying value resulting in a loss on disposal; we may also potentially idle certain underperforming mills and plan to reduce working capital. In addition, in 2025 and to date in 2026, we have: taken steps to adjust production capacity and reduce costs by taking market downtime in various locations to adjust to customer demand for paper, pulp and lumber products; idled indefinitely the Grenada, Mississippi newsprint mill in response to lower customer demand for newsprint; closure of the Nogales, Mexico converting facility and the closure of the Addison, Illinois converting facility; curtailment of operations at the Glenwood, Arkansas, sawmill and at the Maniwaki, Quebec sawmill in response to weaker lumber demand conditions; permanent closure of the Crofton, British Columbia pulp mill; indefinite idling of the Coosa Pines, Alabama mill; completed the sale of EAM; and reduced capital expenditure programs for 2025 and 2026 to better focus on core functions such as the maintenance of assets, safety of our employees and compliance with applicable laws and regulations.

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

Cash flows provided from operating activities totaled $67 million in the first nine months of 2026, a $71 million difference compared to cash flows used for operating activities of $4 million in the first nine months of 2025. This increase in cash flows from operating activities is primarily due to a decrease in net loss, as well as a decrease in working capital requirements. For the first nine months of 2026, we contributed $72 million (first nine months of 2025 - $64 million) to the pension plans and $9 million (first nine months of 2025 - $12 million) to the other post-retirement benefit plans.

Investing Activities

Cash flows used for investing activities in the first nine months of 2026 amounted to $95 million, a $45 million difference compared to cash flows used for investing activities of $140 million in the first nine months of 2025.

The use of cash for investing activities in the first nine months of 2026 was attributable to additions to property, plant and equipment of $151 million, partially offset by proceeds from the sale of property, plant and equipment of $7 million, proceeds from the sale of businesses of $7 million and proceeds from government assistance related to past and future additions to property, plant and equipment of $42 million.

The use of cash for investing activities in the first nine months of 2025 was mostly attributable to additions to property, plant and equipment of $164 million, partially offset by proceeds from the sale of property, plant and equipment of $9 million and proceeds from the sales of businesses, net of cash disposed, of $16 million.

Our annual capital expenditures for 2026 are expected to total between $240 million and $260 million.

Financing Activities

Cash flows provided from financing activities totaled $24 million in the first nine months of 2026 compared to cash flows provided from financing activities of $109 million in the first nine months of 2025.

The source of cash flows from financing activities in the first nine months of 2026 was attributable to borrowings under our ABL Revolving Credit Facility ($89 million), partially offset by repayment of long-term debt as required for quarterly amortization of our term loans ($56 million) and lower bank indebtedness ($9 million).

The source of cash flows from financing activities in the first nine months of 2025 was attributable to issuance of long-term debt ($148 million), borrowings under our ABL Revolving Credit Facility ($25 million), partially offset by repayment of long-term debt as required for quarterly amortization of our Farm Credit Term Loan Facility and First Lien Term Loan ($53 million) and lower bank indebtedness ($8 million).

Capital Resources

Net indebtedness, consisting of bank indebtedness, long-term debt and due to related party, net of cash and cash equivalents and restricted cash, was $2,815 million as of September 30, 2026, compared to $2,781 million as of December 31, 2025. A substantial majority of this amount, approximately $1.9 billion, matures in 2028.

ABL Revolving Credit Facility

On February 26, 2025, we amended our ABL Revolving Credit Facility, which matures on March 1, 2028. Pursuant to the Third ABL Amendment, the maximum availability under the ABL Revolving Credit Facility was increased from $1.0 billion to $1.14 billion, which includes a Tranche 1 Loan (“ABL Tranche I Loan”) of $1.020 billion and First In, Last Out (“FILO”) tranche of $120 million (the “ABL FILO Loan”). Our ABL Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amended amount of up to $1.14 billion, subject to borrowing base capacity. The facility was fully available as of September 30, 2026.

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

Our ABL Revolving Credit Facility, when specified excess availability is less than the greater of $99.75 million and 10% of the lesser of the borrowing base and maximum borrowing capacity, requires the maintenance of a fixed charge coverage ratio of 1.00 to 1.00 at the end of each fiscal quarter for the trailing 12-month period. This covenant did not apply as of September 30, 2026.

On September 30, 2026, we had borrowings of $684 million and $187 million of letters of credit outstanding under this facility, leaving unused commitments available to us of $269 million.

Bank Term Loan

On January 28, 2025, we entered into a Term Loan Credit Agreement (the “Bank Term Loan”) for $150 million which was used to repay borrowings under the ABL Revolving Credit Facility. The Bank Term Loan will mature on November 30, 2028. The Bank Term Loan bears interest at a floating rate per annum, of SOFR plus 5.00%. Borrowings under the Bank Term Loan will be amortized in equal quarterly installments in an amount equivalent to 5.00% per annum of the principal amount. The Bank Term Loan ranks pari passu with the Farm Credit Term Loan, the First Lien Term Loan Credit Agreement, the Senior Secured Notes and the Industrial Revenue Bond. The Bank Term Loan contains customary negative covenants, including, but not limited to, restrictions on our ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make investments, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates. At September 30, 2026, there were $139 million of borrowings outstanding under the Bank Term Loan.

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

During the third quarter of 2026, we repaid $9 million of Farm Credit Term Loan A, and $3 million of Farm Credit Term Loan B, as required for quarterly amortization. At September 30, 2026, there were $549 million of borrowings under the Farm Credit Term Loan A and $230 million of borrowings under the Farm Credit Term Loan B.

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

During the third quarter of 2026, we repaid $5 million as required for quarterly amortization. At September 30, 2026, there were $293 million of borrowings outstanding under the Term Loan Facility.

Senior Secured Notes

Pearl Merger Sub Inc., a wholly-owned subsidiary of Pearl Excellence Holdco L.P., a Delaware limited partnership, was the initial issuer of the $775 million aggregate principal amount of 6.75% Senior Secured Notes due 2028 (the “Notes”). This Note issue was part of financing related to the acquisition of Domtar by Pearl Excellence Holdco L.P. Upon the completion of the acquisition, the initial issuer was merged with and into Domtar with Domtar surviving the Merger and becoming the obligor of the Notes. As of September 30, 2026, we had $642 million of Notes outstanding.

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

Unsecured Notes

As of September 30, 2026, we had outstanding $116 million of the unsecured 6.25% Notes due 2042 and $150 million of the unsecured 6.75% Notes due 2044.

GUARANTEES

Indemnifications

In the normal course of business, we offer indemnifications relating to the sale of our businesses and real estate. In general, these indemnifications may relate to claims from past business operations, compliance with laws, the failure to abide by covenants and the breach of representations and warranties included in sales agreements. Typically, such representations and warranties relate to taxation, environmental, product and employee matters. The terms of these indemnification agreements are generally for an unlimited period of time. At September 30, 2026, we were unable to estimate the potential maximum liabilities for these types of indemnification guarantees as the amounts are contingent upon the outcome of future events, the nature and likelihood of which cannot be reasonably estimated at this time. Accordingly, no provision has been recorded. These indemnifications have not yielded significant expenses in the past.

Pension Plans

We have indemnified and held harmless the trustees of our pension funds, and the respective officers, directors, employees and agents of such trustees, from any and all costs and expenses arising out of the performance of their obligations under the relevant trust agreements, including in respect of their reliance on authorized instructions from us or for failing to act in the absence of authorized instructions. These indemnifications survive the termination of such agreements. At September 30, 2026, we have not recorded a liability associated with these indemnifications, as we do not expect to make any payments pertaining to these indemnifications.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2026, an evaluation was performed by members of management, at the direction and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

As of September 30, 2026, there are no publicly traded common shares of Domtar Corporation.

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

Date: October 28, 2026

By:	/s/ Joseph Ragan
Joseph Ragan
Chief Financial Officer (Principal Accounting Officer and Duly Authorized Officer)